Form 10KSB
period 1998-12-31
DIGITAL LAVA INC
filed 1999-03-31
CIK 1068169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the Fiscal Year Ended                            Commission File No. 1-14831
December 31, 1998


                                Digital Lava Inc.
             (Exact name of registrant as specified in its charter)


                Delaware                                        95-4584080
    (State or other jurisdiction of                       (IRS Employer Id. No.)
     incorporation or organization)

                       10850 Wilshire Boulevard Suite 1260
                              Los Angeles, CA 90024
              (Address of principal executive offices) (zip code)


       Registrant's telephone number, including area code: (310) 470-1169

           Securities registered pursuant to Section 12(b) of the Act:

                                      None
                                (Title of Class)

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for thepast 90 days. Yes [X] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

As of March 26, 1998, the Registrant had outstanding 4,407,761 of Common Stock. The aggregate market value of the registrant's Common Stock on such date held by those persons deemed to be non-affiliates was approximately $43,544.813.

                                     PART I

Item 1.  Business

Introduction

     Digital Lava is a provider of software products and services related to the use of video for corporate training, communications, research and other applications. Digital Lava's product line includes vPrism(TM) and VideoVisor(TM) software. vPrism allows users to organize and manage video, link video to other types of data and publish video, together with linked data, as VideoCapsule(TM) files on compact discs and digital video discs, or stream the video information over private intranets or the Internet. VideoVisor allows users to access VideoCapsule files and manage, manipulate and integrate video with other information on their desktop computers. Digital Lava's VideoVisor software won the "Best New Streaming Product" award at the Desktop Video Communications (DVC) 1998 Spring Conference in Santa Clara, California and a "Networked Multimedia People's Choice Award" at the 1998 DVC Fall Conference in Boston and a "NewMedia Invision 98 award" in a competition sponsored by NewMedia magazine.

     Streaming technology allows an Internet or intranet user to access information in a file before the file is completely downloaded. As a result, large files containing audio and video can be heard or seen almost immediately, even with slower connections. Digital Lava believes that this streaming technology presents a significant new market opportunity for software applications that enhance the effectiveness and productivity of professionals and consumers who rely on video information. Digital Lava also believes that as the Internet continues to evolve as a mass communications medium and as corporations, educational institutions and government agencies seek to eliminate the high cost and time requirements of travel through the increased use of video, more video content, including business, distance learning - instruction where the student is removed from the instructor - and consumer programs, will be delivered over the Internet. RealNetworks, one of Digital Lava's strategic partners and a leader in the streaming media market, has already registered over 35 million users of its RealPlayer Internet software. Digital Lava believes that its software technology is essential to this evolution because it provides a more compelling and productive user experience than broadcast television and videotape, allowing the Internet to effectively compete with these traditional video delivery methods.

Strategy

     Digital Lava's objective is to be the leading provider of software related to the use of video and other multimedia content over the Internet and intranets. To achieve this objective, Digital Lava's strategy includes the following key elements:

     Extend Technology Leadership. Having received three different product awards in 1998, Digital Lava intends to continue to maintain its reputation for quality and innovation by expanding the features and breadth of its publishing and desktop video software. Digital Lava believes that its software can be expanded to support additional features and functions, including the synchronized deployment of additional types of data and enhanced manipulation of digital video. As part of this strategy, Digital Lava has devoted and will continue to commit significant resources to the further development of its technology.

     Build Brand Recognition and Strengthen Sales and Marketing Efforts. Digital Lava believes that its technology leadership, market position and brand name are significant assets that can be used to maintain and increase market share and diversify revenue base. Digital Lava intends to capitalize on the growth in demand for its software by continuing to develop, market and support industry-leading products and services. Digital Lava believes that the introduction of new products and services will expand its user base and build greater brand recognition. Digital Lava also plans to strengthen its marketing, sales and customer support efforts as the size of its market opportunity and customer base increases. Digital Lava will continue to target large corporations and major universities and educational institutions as customers.

     Pursue Strategic Relationships. Digital Lava has independent software vendor, licensing, development, distribution and reseller relationships with a number of software industry leaders. Digital Lava intends to continue to establish strategic relationships with industry-leading hardware, software and content companies.

     Enhance and Expand Internal Operations. Digital Lava intends to invest substantially in operations and systems in anticipation of future growth. This effort includes:

     o    improving its management information systems;
     o    opening sales offices in multiple locations;
     o    integrating sales activities;
     o    investing in customer service;
     o expanding its public relations, advertising, and trade show activities; and
     o developing on-line training and support programs which will help support an outside network of resellers and distributors.

     Expand Internationally. Digital Lava intends to expand its international customer base over the next several years by opening international sales offices, hiring additional employees, developing international distribution and sales networks, enhancing its software products by adding localized versions and multi-language support and increasing its expenditures for marketing.

Products and Services

     Digital Lava's software products, VideoVisor and vPrism, can link and integrate video, other desktop applications and data on a personal computer. Digital Lava also provides various other services designed to promote widespread usage of its technology.

     vPrism. vPrism is easy-to-use software that assists in compiling digital video and other information from diverse sources, organizes its content, creates links to other important data, and then rapidly publishes the information in a VideoCapsule file. VideoCapsules may be distributed on compact discs and digital video discs and streamed over intranets and the Internet using technology provided by RealNetworks, Silicon Graphics, InfoValue Computing, Starlight Networks, FVC.COM, and Microsoft. Digital Lava provides these tools for commercial video producers, electronic title companies, training companies, video content distributors, universities and large corporations. vPrism also provides a unique and powerful solution for researchers who use video to collect data. Primary researchers and market researchers, for example, use vPrism for video archiving, video event logging, analysis and coding.

     vPrism provides a video publisher with several key benefits. First, the system is easy-to-use and does not require proficiency in the use of a programming, scripting or authoring language. Second, vPrism allows a publisher to create powerful interactive video programs very rapidly. Depending on the length of video, a completely interactive, indexed and linked VideoCapsule program can be produced in a few hours. This is significantly faster than traditional computer-based editing tools. Third, as a result of the rapid publishing time, video-based content can be produced at a much lower cost than with traditional computer-based editing tools.

     Prior to December 1998, vPrism was commercially available only on the Apple Macintosh OS operating system. On December 28, 1998, Digital Lava announced the availability of a Microsoft Windows95 version of vPrism. vPrism is designed to manage hundreds of hours of digital video content and is available as a standalone system or in a workgroup configuration.

     VideoVisor. VideoVisor is a personal computer application that is designed to make users more productive when accessing video. VideoVisor, when used in conjunction with VideoCapsules, allows users to manage and manipulate video data, much like word processors manipulate textual data, and integrate video with other information on their desktop computers. Users may search and annotate video, re-arrange and organize video content, subtitle text and transcripts, access notes, and link to other files, Web sites, images and applications.

VideoVisor is easy-to-use and aimed at users who require instant access to video and related information and the ability to manipulate and save that information on their desktop computer.

     VideoVisor provides users with several key benefits. First, the software results in increased user productivity, saving time and enhancing the quality of the end-user's experience. Second, VideoVisor provides corporations and large organizations with powerful, low-cost and effective software for deploying video communications, training, distance learning and other video applications. Third, VideoVisor is a powerful external communications tool that can be used for training, advertising, marketing, education and other 'extranet' applications.

     VideoVisor is available for the Windows95 and Windows-NT platforms. VideoVisor supports standard digital video formats and VideoCapsule files published in a variety of formats, including MPEG-1, MPEG-2, MPEG-4, QuickTime, RealVideo, ASF (Netshow), AVI and MOV. VideoVisor conforms to Microsoft Office, Active-X and DirectShow standards. Digital Lava introduced a new version of the product, VideoVisor Professional, in November 1998. VideoVisor Professional replaces the previous version of VideoVisor and contains several new features. It is being sold at the same price, terms and conditions as the earlier version. Beginning in December 1998, Digital Lava began shipping VideoVisor Professional to all customers that ordered VideoVisor software.

     Consulting, Programming and Other Services. Digital Lava provides a range of consulting and programming services that principally relate to the creation and maintenance of video content and applications based on Digital Lava's technology. Digital Lava provides other general services to support its customers in the use of its software products.

Customer Service and Support

     Digital Lava currently provides free customer support, including defect correction, telephone and Web-based technical support, for companies and organizations that license its VideoVisor software. Digital Lava does intend to charge customers for significant version upgrades of its VideoVisor software. Customers that license vPrism currently receive 12 months of free post sales support. After one year, customers may elect to sign an extended maintenance contract.

     Digital Lava maintains a technical support hotline to answer inquiries and provides technical information on the Web site. Digital Lava's support staff also responds to e-mail inquiries. Digital Lava tracks support requests and product defects. Digital Lava uses customer feedback as a source of ideas for product improvements and enhancements.

Competition

     The market for software and services for the Internet and intranets is relatively new, constantly evolving and intensely competitive. Digital Lava expects that competition will intensify in the future. Digital Lava's principal competitors include:

o    Eloquent, Inc.;
o    Veon, Inc.;
o    Vsoft, Inc.;
o    VStream, Inc.;
o    LiveNote, Inc.;
o    Adobe Systems, Inc.; and
o    Visionary Information Systems, Inc.

Digital Lava also competes or may compete with computer-based training software companies including Macromedia, Inc., Asymetrix Corporation, and Allen Communications, Inc. Digital Lava also competes or may compete with more general purpose audio and video streaming software companies including:

o    Microsoft;
o    RealNetworks;
o    VDOnet Corporation;
o    Xing Technology Corporation;
o    Cubic VideoComm, Inc.;
o    Motorola, Inc.;
o    Vosaic LLC; and
o    Oracle Corporation.

Digital Lava's vPrism and VideoVisor software also competes indirectly with delivery systems for multimedia content other than audio and video, such as Flash by Macromedia and Enliven by Narrative Communications Corp. Many of Digital Lava's competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than Digital Lava. As a result, these competitors may be able to develop products comparable or superior to Digital Lava's or adapt more quickly to new technologies or evolving customer requirements.

     Competitive factors in this market include:

o    the quality and reliability of software;
o    features for creating, editing and publishing video;
o    ease of use and interactive user features;
o    cost per user; and
o compatibility with the user's existing network components and software systems.

     To expand its user base and further enhance the user experience, Digital Lava must continue to innovate and improve the performance of its software. Digital Lava is committed to the continued market penetration of its brand, products and services. Digital Lava may, as a strategic response to changes in the competitive environment, implement pricing, licensing, service or marketing changes designed to extend its current brand and technology franchise. For example, Digital Lava may elect to reduce the price for select versions of its software or even make select versions available for download free of charge. Continued price concessions or the emergence of other pricing or distribution strategies by competitors may have a material adverse effect on Digital Lava's business, financial condition and results of operations.

Strategic Relationships

     Digital Lava has independent software vendor, licensing, development, distribution, and reseller relationships with a number of software industry leaders. Digital Lava is a NetShow independent software vendor. NetShow is Microsoft's proprietary software to view streaming media over the Internet and intranets. As a NetShow independent software vendor, Digital Lava has the opportunity to work with Microsoft to:

o raise Digital Lava's visibility through Microsoft press releases and designation as a NetShow independent software vendor on Microsoft's NetShow Web site;
o    provide Digital Lava with technical assistance with regard to NetShow;
o assist Digital Lava in its marketing efforts, including invitations to NetShow demonstrations at conferences and tradeshow exhibits; and
o    gain access to mailing lists of Microsoft registered product users.

     Digital Lava was selected to participate in the NetShow JumpStart CD demonstration disc. Digital Lava also licenses Microsoft's Internet Explorer Administration Kit under a royalty-free license and distribution agreement. This agreement permits Digital Lava to customize Microsoft's Internet Explorer Web browser for integration with VideoVisor and distribute the integrated products to Digital Lava's end-users. The integrated products allow end-users to view "streamed" video content that is linked with other Web browser content on an intranet or the Internet.

     Digital Lava has entered into a consulting and development agreement with RealNetworks, Inc., under which RealNetworks has developed custom software to allow Digital Lava to integrate RealNetworks' RealPlayer software, used for viewing streaming media over the Internet and intranets, with VideoVisor. Under a licensing and distribution agreement with RealNetworks, Digital Lava is a RealMedia Architecture Partner and licenses RealNetworks' RealPlayer client software for integration with VideoVisor, distributes the integrated products to end-user clients, and is authorized to resell RealNetworks' server software products. Under this agreement, Digital Lava also has the opportunity to work with RealNetworks to:

o raise the visibility of Digital Lava through press releases, promotional mailings and through RealNetworks' Web site; and
o assist Digital Lava in its marketing efforts by including Digital Lava in RealNetworks user conferences and potentially at tradeshows and conference events.

     Digital Lava has a worldwide distribution agreement with FVC.COM, which was formally First Virtual Corporation, a leading manufacturer of high quality corporate and distance learning video solutions. Under this agreement, FVC.COM integrates VideoVisor with its video networking and access applications to create Virtual Classroom(TM), which allows students to access course content and complementary resources 24 hours a day. FVC.COM distributes its video networking products through partners such as Ascend Communications, Inc., American Nortel Communications, Inc., IBM Corporation, Ingram Micro, Inc. and Bay Networks, Inc.

     Digital Lava also offers video hosting services to corporate and other customers under a Web hosting service agreement with VStream, Inc. Under this agreement, Digital Lava edits and publishes video content in its proprietary or custom format, and, through VStream, "hosts" the customers' published video content so that it is available for streaming across the Internet using either RealNetworks or Microsoft NetShow video servers.

     Under an agreement with MicroVideo Learning Systems, Inc., Digital Lava converts MicroVideo's software video training courseware to Digital Lava's proprietary format and resells the published content to Digital Lava's customers. In addition, Digital Lava allows WingsNet, Inc. to publish its video course content into Digital Lava's proprietary format for resale to end-users.

Patents, Proprietary Rights and Licenses

     Digital Lava's success depends in part on its ability to protect its proprietary software and other intellectual property. To protect its proprietary rights, Digital Lava relies generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers, although Digital Lava has not signed an agreement in every case. Despite these protections, a third party could copy or otherwise obtain and use Digital Lava's products or technology, or develop similar technology independently.

     Digital Lava currently has one patent pending in the U.S. relating to its product architecture and technology. The pending patent application may not be granted, or, if granted, may not provide any competitive advantage to Digital Lava. Many of Digital Lava's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a patent has issued or issues in the future which covers Digital Lava's products, Digital Lava would need to either obtain a license or design around the patent. Digital Lava may not be able to obtain a license on acceptable terms, if at all, nor design around the patent.

     Digital Lava attempts to avoid infringing known proprietary rights of third parties in its product development efforts. However, Digital Lava has not conducted and does not conduct comprehensive patent or trademark searches to determine whether it infringes patents or other proprietary rights held by third parties. In addition, it is difficult to proceed with certainty in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

     If Digital Lava discovered that its products violated third-party proprietary rights, there can be no assurance that it would be able to obtain licenses to continue offering its products without substantial reengineering or that reengineering would be successful, that a license would be available on commercially reasonable terms, if at all, or that litigation could be avoided or settled without substantial expense and damage awards. Any claims against Digital Lava relating to the infringement of third-party proprietary rights, even if not meritorious, could result in the expenditure of significant financial and managerial resources and in injunctions preventing Digital Lava from distributing certain products.

     To license many of its products, Digital Lava relies in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software products, Digital Lava's products are susceptible to unauthorized copying and uses that may go undetected, and policing unauthorized use is difficult. In general, Digital Lava's efforts to protect its intellectual property rights may not be effective to prevent misappropriation of its technology, or to prevent the development and design by others of products or technologies similar to or competitive with those developed by Digital Lava. Digital Lava's failure or inability to protect its proprietary rights could materially adversely affect Digital Lava's business, financial condition and results of operations.

     Digital Lava also relies on certain technology that it licenses from third parties, including software that is integrated with internally developed software and used in Digital Lava's products, to perform key functions. In the future, third-party technology licenses may not be available to Digital Lava on commercially reasonable terms. The loss of any of these technologies could have a material adverse effect on Digital Lava's business, financial condition and results of operations.

Corporate History

     Digital Lava Inc. originally operated as LAVA, L.L.C., a New Jersey limited liability company that was formed in July 1995. In November 1996, LAVA, L.L.C. merged into Digital Lava Inc., a Delaware corporation. As part of this transaction, the ownership interests in LAVA, L.L.C. were exchanged for shares of Series A, Series B, Series B-1 and Series C convertible preferred stock of Digital Lava Inc. All of the Preferred Stock was converted into common stock in connection with Digital Lava's initial public offering.

Human Resources

     As of March 26, 1999, Digital Lava had 21 full-time employees. Digital Lava's employee's are not covered by a collective bargaining agreement. Digital Lava has never experienced employment-related work stoppages and considers its employee relations to be excellent.

Item 2. Properties

     Digital Lava's headquarters are located in Los Angeles, California. In Los Angeles, Digital Lava leases an aggregate of 3,585 square feet. The lease agreement for this location is non-cancelable and terminates on June 2, 2000. Digital Lava has an option to extend the lease agreement for one additional 3 year term. Digital Lava also leases 194 square feet for a sales office located in Schaumburg, Illinois. The lease agreement for this location is non-cancelable and terminates on March 14, 2000.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

     During 1998, no matter was submitted to a vote of the security holders of the Company.

                                     Part II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

     Digital Lava's Common Stock commenced trading on the American Stock Exchange on February 17, 1999 under the symbol "DGV." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the American Stock Exchange.

                                                           Price Range
1999                                                   High             Low
----                                                 -------            -----
First Quarter (through March 26, 1999)               $12 3/8             $5

     As of March 26, 1999, there were approximately 92 holders of record of the Common Stock. Digital Lava believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names."

     Digital Lava has paid no dividends on its Common Stock and does not expect to pay cash dividends in the foreseeable future. Digital Lava is not under any contractual restrictions as to its present or future ability to pay dividends. Digital Lava currently intends to retain any future earnings to finance the growth and development of its business.

Sales of Unregistered Securities

     In February 1998, Digital Lava completed a bridge financing pursuant to which it issued bridge notes in the aggregate principal amount of $1,750,000 and bridge warrants to purchase 203,700 shares in aggregate of Digital Lava's common stock an exercise price equal to $8.68 per share. The bridge financing was exempt from registration under the Securities Act of 1933, pursuant to Regulation D under the Act, as it was a transaction not involving a public offering.

     In December 1998, Digital Lava completed a bridge financing pursuant to which it issued bridge notes in the aggregate principal amount of $550,000 and bridge warrants to purchase 275,000 shares in aggregate of Digital Lava's common stock an exercise price equal to $9.75 per share. The bridge financing was exempt from registration under the Act, pursuant to Regulation D under the Act, as it was a transaction not involving a public offering.

Certain Information Concerning Digital Lava's Initial Public Offering

     Set forth below is certain information concerning Digital Lava's initial public offering.

     1. Prior to commencing the offering, Digital Lava filed a registration statement with the Securities and Exchange Commission, pursuant to the Act, in order to register the shares of the Common Stock that Digital Lava proposed to offer. The Commission file number assigned to the registration statement is 333-66099.

     2. The offering commenced on October 23, 1998 and was completed on February 22, 1999.

     3. The underwriter for the offering was Dirks & Company.

     4. The registration statement set forth a "Proposed Maximum Aggregate Offering Price" of $18,120,000.

     5. Digital Lava sold an aggregate of 1,200,000 units in the offering. Each unit consisted of two shares of common stock and one redeemable common stock purchase warrant. The offering price was $15.10 per unit, which consisted of $7.50 per share for each of the two shares of common stock and $.10 per warrant.

     6. During the period from February 16, 1999 (the effective date of the registration statement) through March 26, 1999, the total expenses paid by Digital Lava related to the offering (determined on a cash basis) was $3,499,488 and consisted of the following:

     a. $2,122,953 paid to the underwriter in respect of the underwriting discounts and non-accountable expense allowance; and

     b.   $1,376,535 of other expenses.

     7. None of the payments described in paragraph 6 above represented a direct or indirect payment to (i) directors, officers or general partners of Digital Lava or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of Digital Lava.

     8. After deducting the payments described in paragraph 6 above, the amount of offering proceeds that remained was $14,620,512. Digital Lava used approximately $4,489,000 to repay bridge notes. As of March 26, 1999, the balance of such proceeds was invested in cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. government instruments and other investment-grade quality instruments.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the financial condition and results of operations of Digital Lava should be read in conjunction with Digital Lava's financial statements and the notes to the financial statements and the other financial information included elsewhere in this report. In addition to historical information, this Management Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking information that involve risks and uncertainties. Digital Lava's actual results could differ materially from those anticipated by forward-looking information.

Overview

     Digital Lava invested significant resources in sales, marketing, development and other operating activities during the year ended December 31,1998. Digital Lava believes that its success depends largely on building superior technology and quality into its products, extending its technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, Digital Lava expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, the historical growth in software license fees may not be sustainable in the future. In light of Digital Lava's limited operating history and rapid improvements in technology and marketing of its products, Digital Lava believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     Digital Lava has incurred significant net losses and negative cash flows from operations since inception, and as of December 31, 1998, had an accumulated deficit of $10,698,839. Digital Lava intends to continue to invest heavily in technology and infrastructure development, and marketing and promotion. As a result, Digital Lava believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that Digital Lava will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

Results of Operations

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

     Revenues

     Revenues increased to $1,463,618 for the year ended December 31, 1998 from $564,572 for the year ended December 31, 1997. The increase of $899,046 or 159.2% was primarily due to an increase in sales of VideoVisor products to new customers. Software license revenues accounted for approximately 72.3% and 48.5% of revenues for the year ended December 31, 1998 and 1997, respectively. Consulting and services revenues accounted for approximately 27.7% and 51.5% of revenues for the year ended December 31, 1998 and 1997, respectively. Digital Lava's largest customer accounted for approximately 46.0% and 43.1% of revenues for the year ended December 31, 1998 and 1997, respectively. Digital Lava anticipates that software license revenue will continue to account for a larger share of revenues for the foreseeable future.

     Cost of Revenues

     Cost of revenues consist primarily of the cost of materials, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues increased to $288,778, or 19.7% of revenues, for year ended December 31, 1998 from $122,976, or 21.8% of revenues, for the year ended December 31, 1997. This increase was primarily due to the increase in revenue in 1998. Digital Lava expects its cost of revenue to continue to increase in dollar amount while declining as a percentage of revenue as Digital Lava expands its customer base.

     Operating Costs and Expenses

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, fees for professional services and depreciation and amortization. Selling, general and administrative expenses decreased to $3,103,418, or 212.0% of revenues, for the year ended December 31, 1998, from $3,316,961, or 587.5% of revenues, for the year ended December 31, 1997. The decrease was primarily due to reductions in the use of consultants in 1998 versus 1997 while increasing public relations efforts, trade shows, additional personnel and professional fees required to build an infrastructure to support Digital Lava's products and anticipated growth. In addition, selling, general and administrative expenses for the year ended December 31, 1998 and December 31, 1997 included non-cash compensation expenses of $559,101 and $886,589, respectively, which represent the granting of stock options and warrants to non-employees in exchange for services rendered to Digital Lava. Digital Lava expects that selling, general and administrative expenses will increase in absolute dollars as Digital Lava continues to hire personnel and incurs expense related to the further growth of the business and its operation as a public company.

     Research and Development Expenses. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses decreased to $442,718, or 30.2% of revenues, for the year ended December 31, 1998 from $445,162, or 78.9% of revenues, for the year ended December 31, 1997. The dollar decrease was primarily due to the reduced usage of outside contractors. Research and development expenses decreased as a percentage of revenue because of the growth level in revenues relative to the growth in the cost structure for research and development. Digital Lava believes that significant investments in technology and content development are required to maintain a technological lead and remain competitive and, therefore, expects that its research and development expenses will continue to increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to continue to decline as a percentage of revenues.

     Interest Expense. Interest expense includes interest expense related to Digital Lava's financing obligations and the amortization of debt discount. Interest expense increased to $1,359,245 for the year ended December 31, 1998 from $924,842 for the year ended December 31, 1997. The increase was primarily due to the amount of notes payable issued by Digital Lava in the year ended December 31, 1998 and additional interest incurred in exchange for forbearance of defaults on notes payable. Interest expense for the year ended December 31, 1998 and December 31, 1997 included amortization of debt discount and issuance costs related to warrants issued in connection with notes payable of $602,509 and $716,433, respectively.

     Net Loss. For the year ended December 31, 1998, Digital Lava's net loss totaled $3,730,541 as compared to $4,245,369 for the year ended December 31, 1997.

     Net Operating Loss Carryforwards. At December 31, 1998, Digital Lava had available net operating loss carryforwards of approximately $8,062,000 to offset future taxable income for federal and state tax purposes. The utilization of the loss carryforwards to reduce future income taxes will depend upon Digital Lava's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The federal and state carryforwards expire beginning in the years 2011 and 2005, respectively. However, the Internal Revenue Code of 1986 limits the maximum annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. As a result of this offering, a change in ownership is likely to occur which would substantially restrict Digital Lava's use of the net operating loss carryforwards for federal and state income tax purposes.

Liquidity and Capital Resources

     Since its inception, Digital Lava has financed its operations primarily through the private placement of its convertible preferred stock, common stock and convertible notes. As of December 31, 1998, Digital Lava had $30,893 in cash.

     Net cash used in operating activities decreased to $849,884 for the year ended December 31, 1998 from $2,195,803 for the year ended December 31, 1997 resulting primarily from decreasing net losses and increases in accrued interest and accrued expenses.

     Cash flows used in investing activities increased to $912,485 for the year ended December 31, 1998 from $55,620 for December 31, 1997 resulting primarily from the cost incurred in connection with this offering.

     Net cash provided by financing activities decreased to $1,620,000 for 1998 from $2,419,500 for 1997. The decrease was due to the reduction in the issuance of notes payable.

     Digital Lava's capital requirements depend on numerous factors, including market acceptance of Digital Lava's products and services, the amount of resources Digital Lava devotes to investments in its products, the resources Digital Lava devotes to marketing and selling its services and its brand promotions and other factors. Digital Lava has experienced a substantial increase in its capital expenditures since its inception consistent with the growth in Digital Lava's operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Digital Lava will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions.

     In December 1998, Digital Lava raised $550,000 of capital through the issuance of promissory notes and warrants to help it meet its cash requirements until it received the net proceeds from its initial public offering. The notes were paid at the closing of the offering. In connection with the issuance of the notes, Digital Lava issued warrants to purchase an aggregate of 275,000 shares of common stock at $9.75 per share.

     On February 22, 1999, Digital Lava completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,620,512. Digital Lava used approximately $4,489,000 of the proceeds to repay bridge notes.

Recently Issued Accounting Standards

     Effective January 1, 1998, Digital Lava adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income, defined as all changes in equity from non-owner sources. Adoption of SFAS No. 130 did not have a material effect on Digital Lava's financial position or results of operations.

     Effective January 1, 1998, Digital Lava adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to stockholders. Adoption of SFAS No. 131 did not have a material effect on Digital Lava's financial position or results of operations.

     Effective January 1, 1998, Digital Lava adopted American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), as amended by SOP 98-4. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements such as software products, upgrades, enhancements, post-contract customer support, installation and training to be allocated to each element based on the relative fair values of the elements. The adoption of SOP 97-2 did not have an effect on Digital Lava=s financial position or results of operations.

Year 2000 Risk

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results. We believe that our products and internal systems are currently year 2000 compliant. We have confirmed our year 2000 compliance by obtaining representations by third party vendors of their products' year 2000 compliance, as well as specific testing of our products. We have not incurred significant costs to date complying with year 2000 requirements and we do not believe that we will incur significant costs for these purposes in the foreseeable future. However, should products or systems maintained by third parties or our products and systems fail to be year 2000 compliant, despite the representations of third parties and the testing of our products, we could incur significant expenses to remedy any problems and our business could be seriously damaged.

Item 7. Financial Statements and Supplementary Data

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-K.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    Part III

Item 9.  Directors and Executive Officers of the Registrant

     Set forth below are the directors and officers of Digital Lava:

Name                                Age     Position
----                                ---     --------
Dr. James W. Stigler                 44     Chairman of the Board

Joshua D.J. Sharfman                 41     Chief Executive Officer and Director

Thomas H. Stigler                    42     Vice President, Sales and Business Strategy and Director

Roger Berman                         44     Director

Gerald Porter                        54     Director

Danny Gampe                          44     Chief Financial Officer

Patricia Bodner                      36     Vice President of Worldwide Marketing

Michael Goodell                      42     Vice President of Consulting and Services

     Dr. James W. Stigler has served as Chairman of the Board for Digital Lava since its inception in July 1995. As of February 22, 1999, Dr. Stigler has ceased to be an employee of Digital Lava. Dr. Stigler is a professor, author and researcher in the fields of education, psychology and video research. Since 1991, Dr. Stigler has served as a Professor at the University of California, Los Angeles. From 1983 to 1991, Dr. Stigler served as an Associate Professor at the University of Chicago. Dr. Stigler holds an A.B. degree from Brown University, a Masters degree from the University of Pennsylvania and a Ph.D. from the University of Michigan. Dr. Stigler is the brother of Thomas Stigler.

     Joshua D.J. Sharfman has served as Chief Executive Officer and a director of Digital Lava since May 1996. Mr. Sharfman has served as President of Digital Lava since February 22, 1999. From 1994 to 1996, Mr. Sharfman served as Vice President of Research and Development at ParcPlace-Digitalk, Inc., a cross-platform object-oriented software firm. From 1993 to 1994, he operated his own software development consulting firm. From 1984 to 1993, Mr. Sharfman served as Executive Vice President of Research and Development at Dassault Systemes USA, a wholly owned subsidiary of Dassault Systemes SARL, and in a variety of marketing and development management functions at CADAM Inc., both of which are CAD/CAM software vendors. From 1981 to 1984, Mr. Sharfman served as Section Head of the Electro-Optical and Data Systems Group at Hughes Aircraft Company. Since 1980, Mr. Sharfman has also served as an Adjunct Professor of Engineering at the University of Southern California. Mr. Sharfman holds a B.S. degree from the University of California, Los Angeles and a M.S. degree from the University of Southern California.

     Thomas H. Stigler has served as Vice President, Sales and Business Strategy and a director of Digital Lava since November 1995. From January to November 1995, Mr. Stigler served as an Account Executive at Sybase, Inc, a database software company. From January 1993 to January 1995, Mr. Stigler served as District Manager of the Gulf Coast Region for Hitachi Data Systems Corp. From December 1980 to January 1993, Mr. Stigler held several sales and management positions at IBM Corporation including Account Executive and Marketing Manager. Mr. Stigler holds a B.S. degree in Radio, TV and Film from Northwestern University. Mr. Stigler is the brother of Dr. James Stigler.

     Roger Berman has served as a director of Digital Lava since its inception in July 1995. As of February 22, 1999, Mr. Berman has ceased to be an employee of Digital Lava. From July 1995 to December 1997, Mr. Berman was the President of Digital Lava. Prior to joining Digital Lava, Mr. Berman served as President of St. Eve International, Inc., an apparel company, from May 1992 to July 1995 and Sherne Lingerie, Inc. from January 1986 to December 1991. Mr. Berman holds a B.A degree from Hamilton College and an MBA from New York University.

     Gerald Porter has served as a director of Digital Lava since January 1996. Mr. Porter has been a consultant in the software services industry since 1995. From 1989 to 1995, Mr. Porter served as President of Systems and Computer Technology Corp., a software development company. Prior to 1989, Mr. Porter held several senior positions in the banking industry, including Senior Vice President at Bank of America and Chief Operating Officer at American Security Bank. Mr. Porter holds a B.A. degree from Edinboro University in Pennsylvania.

     Danny Gampe has served as Chief Financial Officer of Digital Lava since January 1998. From 1997 to January 1998, Mr. Gampe served as Vice President of Finance and Administration for eShare Technologies, an Internet software development firm. From 1992 to 1997, Mr. Gampe served as Chief Financial Officer of Robbins Research International, a seminar development company. From 1991 to 1992, Mr. Gampe served as Manager of Financial Planning & Analysis at Wahlco Environmental Systems, Inc. Mr. Gampe holds a B.A. degree from the University of California at Long Beach and an MBA from the University of Redlands. In addition, Mr. Gampe has been a Certified Management Accountant since 1993.

     Patricia Bodner has served as Vice President of Worldwide Marketing for Digital Lava since May 1997. From September 1995 to December 1996, Ms. Bodner served as Senior Vice President of Marketing for Inscape, a joint- venture between Warner Music Group, HBO and Nash New Media. From November 1994 to August 1995, Ms. Bodner served as Vice President of Marketing for BMG Video, a division of BMG Entertainment of North America. From November 1991 to November 1994, Ms. Bodner served as Vice President of Marketing at New Line Home Video, a division of Time Warner Inc. From September 1986 to November 1991, Ms. Bodner served as National Sales Promotion Manager at Warner Home Video, a division of Time Warner Inc. Ms. Bodner holds a B.A. degree from the University of Wisconsin-Madison.

     Michael Goodell has served as Vice President of Consulting and Services for Digital Lava since October 1997. From June 1979 to September 1997, Mr. Goodell held several positions at IBM Corporation, including Principal of Consulting, Manager of Industry Marketing, Marketing Manager and Senior Sales Representative. Mr. Goodell holds a B.S. and a M.S. degree from Rice University.

Section 16 Filings

     Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") requires Digital Lava's officers and directors, and persons who own more than ten percent of a registered class of Digital Lava's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish Digital Lava with copies of all Section 16 reports that they file.

     During 1998, Digital Lava was not required to file any reports pursuant to
Section 16 filing requirements. Based solely upon review of the copies of such reports furnished to Digital Lava and written representations from certain of Digital Lava's executive officers and directors that no other such reports were required, Digital Lava believes that as of March 26, 1999 all Section 16 filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with on a timely basis.

Item 10.  Executive Compensation

Summary Compensation. The following table sets forth the total compensation paid during 1998 to Digital Lava's Chief Executive Officer and the other executive officers whose 1998 compensation exceeded $100,000.

                                                                          Annual Compensation          Long Term Compensation Awards
                                                                        -----------------------        -----------------------------
                                                                                                       Securities
Name and                                                                                               Underlying     All Other
Principal Position                                                      Salary($)     Bonus ($)        Options (#)   Compensation
----------                                                              ---------     ---------        -----------   ------------

Joshua Sharfman
 Chief Executive Officer .........................................      $230,000         --                --             --
Thomas Stigler
 Vice President, Sales/Business Strategy .........................       195,000         --                --             --
Patricia Bodner
 Vice President, Worldwide Marketing .............................       145,000         --                --             --
Michael Goodell
 Vice President, Consulting/Services .............................       115,000         --                --             --
Danny Gampe
 Chief Financial Officer .........................................       125,000         --                --             --

     Option Grants. No options were granted in 1998 to any of the officers named in the above table.

     Option Exercises and Option Values. The table sets forth certain information with respect to stock options held by the above-named officers on December 31, 1998. These officers did not exercise any options in 1998. The value of the options was based on the initial offering price of $7.50 per share and the exercise price of the options at December 31, 1998. Under their employment agreements, Mr. Sharfman and Mr. Stigler each received options to purchase 40,000 shares of common stock at $7.50 per share in February 1999.

                                                                  Number of Shares
                                                                  of Stock Underlying                Value of Unexercised In-
                                                                  Unexercised Options                    the-Money Options
                                                                  at December 31, 1998                at December 31, 1998 ($)
                                                             -------------------------------      --------------------------------
Name                                                         Exercisable       Unexercisable      Exercisable        Unexercisable
----                                                         -----------       -------------      -----------        -------------
Joshua Sharfman ..........................................            --                  --               --                  --
Thomas Stigler ...........................................            --                  --               --                  --
Patricia Bodner ..........................................         3,830               3,830               --                  --
Michael Goodell ..........................................         8,207               8,207               --                  --
Danny Gampe ..............................................         1,368               4,104               --                  --

1996 Incentive and Non-Qualified Stock Option Plan

     The board of directors has adopted Digital Lava's 1996 Incentive and Non-Qualified Stock Option Plan. The plan provides for the grant of incentive stock options to employees, including employee directors, and non-qualified stock options to employees, directors and consultants. A total of 250,000 shares of common stock have been reserved for issuance under the plan.

     As of December 31, 1998, 59,618 options were outstanding under the plan at a weighted average exercise price per share of $9.14. Prior to the initial public offering, the plan was administered by the board of directors. Once elected, the Compensation Committee of the board will administer the plan. Options granted under the plan will vest as determined by the Compensation Committee, and may accelerate and become fully vested in the event of an acquisition of Digital Lava. The exercise of options granted under the plan will be as determined by the Compensation Committee, although the exercise price of incentive stock options must be at least equal to the fair market value of the common stock on the date of grant. The board of directors may amend or modify the plan at any time. The plan will terminate in 2006 unless terminated earlier by the board of directors.

     Digital Lava has entered into employment agreements with Joshua Sharfman, Chief Executive Officer, and President,, and Thomas Stigler, Vice President of Sales and Business Strategy, which will expire on February 22, 2001. Under the terms of their employment agreements, following the completion of Digital Lava's initial public offering, Mr. Sharfman and Mr. Stigler each received, 40,000 stock options exercisable at $7.50 per share and a one-time cash bonus of $60,000. Each receives an annual salary of $230,000. Mr. Sharfman and Mr. Stigler will be eligible to receive additional stock options, bonuses and a higher salary at the discretion of the board of directors.

     In addition, the agreements provide that if either Mr. Sharfman or Mr. Stigler is terminated without cause or required to perform a material portion of his services at a location more than 25 miles from Digital Lava's current location in Los Angeles, California, they will receive a severance payment equal to their annual salary. Mr. Sharfman will receive a severance payment equal to eight months' pay, or pay through the end of the term if less than eight months, if he elects to resign after the appointment of an executive officer senior in position or responsibility to him or designation of another person as the President or Chief Executive Officer of Digital Lava. Mr. Stigler will receive an identical severance payment if he elects to resign after the appointment of an executive officer in charge of sales and marketing or designation of another person as Vice President of Sales and Business Strategy of Digital Lava. A state court may determine not to enforce, or only partially enforce, certain provisions of these agreements.

     Digital Lava has entered into a consulting agreement with Roger Berman, currently a director. The agreement has a term of two years and commenced on March 1, 1999. Mr. Berman received a $60,000 bonus in connection with the closing of the initial public offering . Mr. Berman also receives an annual fee of $60,000. On March 1, 1999, Mr. Berman ceased to be an employee of Digital Lava.

     Digital Lava has entered into a consulting agreement with James Stigler, currently the Chairman of the Board. The agreement has a term of two years and commenced on March 1, 1999. Dr. Stigler received a $40,000 bonus in connection with the closing of the initial public offering. Dr. Stigler receives an annual fee of $24,000. On March 1, 1999, Dr. Stigler ceased to be an employee of Digital Lava.

Directors' Compensation

     Digital Lava's directors who are not full-time employees of Digital Lava receive $1,000 for attendance at each meeting of the board of directors or any committee of the board and will be reimbursed for their out-of-pocket expenses in connection with their attendance. No directors' fees have been paid to date.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the common stock, as of March 26, 1999 by (1) each person known by Digital Lava to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) each director of Digital Lava and (3) all executive officers and directors of Digital Lava as a group.

     Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage ownership for each listed person includes the shares of common stock underlying options or warrants held by the person and exercisable within 60 days of March 26, 1999 but excludes shares of common stock underlying options or warrants held by any other person.

     "Shares of Common Stock Beneficially Owned" includes "Shares Subject to Options Held by Others" and "Shares Issuable Upon Exercise of Options." Unless otherwise indicated, the address of each beneficial owner is 10850 Wilshire Boulevard, Suite 1260, Los Angeles, CA 90024.

                                                    Shares of Common       Percentage of       Shares Subject to    Shares Issuable
  Name and Address of Beneficial                   Stock Beneficially      Common Stock        Options Held by     Upon Exercise of
               Owner                                      Owned          Beneficially Owned          Others              Options
  ------------------------------                   ------------------    ------------------    ----------------    ----------------
Dr. James W. Stigler                                  249,246                 5.65%                 11,288                 --
Thomas H. Stigler                                     206,164                 4.64%                  2,051             40,000
Roger Berman                                          166,164                 3.77%                 10,262                 --
Joshua D.J. Sharfman                                  123,083                 2.77%                  1,026             40,000
Gerald Porter                                          83,330                 1.89%                     --              3,330
All executive officers and directors as a             857,533                18.97%                 24,627            112,876
group(8 persons)

Item 12. Certain Relationships and Related Transactions

     The law firm of Ehrenreich Eilenberg Krause & Zivian LLP has performed legal services for Digital Lava in connection with this offering and may perform legal services for Digital Lava following this offering. In 1996 and 1997, Digital Lava issued to Eilenberg & Zivian, an affiliate of Ehrenreich Eilenberg Krause & Zivian LLP, warrants to purchase an aggregate of 23,212 shares of common stock at an exercise price of $6.46. Eilenberg & Zivian is also the owner of 9,334 shares of common stock which it received from Digital Lava in exchange for services in 1995. Under an agreement dated as of December 1, 1997, E&Z Investments, an affiliate of Ehrenreich Eilenberg Krause & Zivian LLP, has currently exercisable options to purchase an aggregate of 16,420 shares of common stock at an exercise price of $.91 per share from Messrs. James Stigler and Berman. E&Z Investments also has currently exercisable options, assigned to it by Judson Cooper, to purchase an aggregate of 8,207 shares of common stock from Messrs. James Stigler, Thomas Stigler, Berman and Sharfman at an exercise price of $.91 per share.

     In January 1998, Digital Lava entered into a financial consulting agreement with Prism Ventures L.L.C. under which Prism was to receive $300,000, payable on the earlier of the consummation of the initial public offering or December 31, 1998 for financial and strategic advisory consulting services. In February 1999, Prism and Digital Lava agreed to terminate this agreement and that no compensation was due to Prism. In 1997, Prism received $100,000 from Digital Lava for consulting services. Judson Cooper is a member of Prism.

     Under an agreement dated as of January 31, 1997, Judson Cooper was granted currently exercisable options to purchase an aggregate of 159,522 shares of common stock from Messrs. James Stigler, Thomas Stigler, Berman and Sharfman at an exercise price of $0.91. Of these options, Mr. Cooper assigned options to purchase 8,207 shares to E&Z Investments and options to purchase up to 108,919 shares to certain other designees. On February, 24, 1999, pursuant to a cash-less exercise in full of the options held by Mr. Cooper and the other designees, an aggregate of 132,956 shares of common stock were issued to Mr. Cooper and such designees.

     Digital Lava has entered into a consulting agreement with Roger Berman in which Mr. Berman has agreed to provide Digital Lava with certain financial, operational and strategic development services, including financing and credit strategies, cash management and human resources. The agreement has a term of two years and began on March 1, 1999. Mr. Berman received a $60,000 bonus and receives an annual fee of $60,000. Mr. Berman is a director of Digital Lava.

     Digital Lava has entered into a consulting agreement with James Stigler in which Dr. Stigler has agreed to provide certain consulting services to Digital Lava, including development, financial and strategic advisory services. The agreement has a term of two years and began on March 1, 1999. Dr. Stigler received a $40,000 bonus and receives an annual fee of $24,000. Dr. Stigler is currently Chairman of the Board of Digital Lava.

     Digital Lava issued a $20,000 promissory note to James Stigler in October 1998. The note bears interest at 12% per annum and is payable in October 1999.

     In December 1998, Digital Lava issued a $300,000 promissory note to Henry Stigler, father of James and Thomas Stigler. The note was paid in full on February 22, 1999. Mr. Stigler also received warrants to purchase 150,000 shares of common stock at $9.75 per share.

     Each of the transactions described above were ratified by Digital Lava's entire board of directors, a majority of whom did not have an interest in the transactions. Digital Lava believes that the terms of the transactions described above were no less favorable to Digital Lava than could have been obtained from unaffiliated third parties. Digital Lava has adopted a policy, effective following the consummation of this offering, that all future transactions between it and its officers, directors and affiliates must (1) be approved by a majority of those members of the board of directors that are not parties, directly or indirectly through affiliates, to the transaction and (2) be on terms no less favorable to Digital Lava than could be obtained from unrelated third parties.

                                     Part IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  FINANCIAL STATEMENTS AND EXHIBITS

          (1)  Financial Statements

               Report of Independent Accountants

               Balance Sheet at December 31, 1998

               Statement of Operations for the years ended December 31, 1998 and 1997

               Statement of Changes in Stockholder's Equity for the period for the years ended December 31, 1998 and 1997

               Statement of Cash Flows for the years ended December 31, 1998 and 1997

               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES

               All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or note thereto.

          (3)  EXHIBITS

Exhibits

3             Articles of Incorporation and By-Laws

3(a)**        Amended and Restated Certificate of Incorporation

3(b)**        Form of Amendment to Amended and Restated Certificate of
              Incorporation

3(c)**        Form of Amended and Restated Certificate of Incorporation

3(d)*         Bylaws of the Company, in effect as of the date hereof

3(e)***       Form of Amended and Restated Bylaws of the Company

4(a)*         Form of Common Stock Certificate

4(b)**        Form of Warrant Agreement

4(c)**        Form of Representative's Warrant Agreement

4(d)*         1996 Incentive and Non-Qualified Stock Option Plan

4(e)* Warrant Agreement dated as of September 30, 1996 between the Company and Millenium Capital Management (1)

4(f)* Warrant Agreement dated as of September 30, 1996 between the Company and Miracle Investments Co. (1)

4(g)* Registration Rights Agreement between the Company, Miracle Investments Co. and Millenium Capital Management

4(h)* Warrant Agreement dated November 1, 1996 between the Company and Eilenberg & Zivian (1)

4(i)* Warrant Agreement dated January 27, 1997 between the Company and Eilenberg & Zivian (1)

4(j)* Warrant Agreement dated May 30, 1997 between the Company and certain investors and finders (1)

4(k)* Registration Rights Agreement dated May 30, 1997 between the Company and certain investors and finders

4(l)* Letter Agreement dated October 6, 1998 between the Company and certain investors

4(m)* Warrant Agreement dated July 11, 1997 between the Company and certain investors and finders (1)

4(n)* Registration Rights Agreement dated July 11, 1997 between the Company and certain investors and finders

4(o)**        Warrant Agreement between the Company and Schwartz Communications

4(p)* Warrant Agreement dated February 19, 1998 between the Company and certain investors and finders (1)

4(q)* Registration Rights Agreement dated February 19, 1998 between the Company and certain investors and finders

4(r)* Form of Promissory Note dated February 19, 1998 between the Company and certain investors

4(s)* Warrant Agreement dated May 1, 1998 between the Company and The Whitestone Group (1)

4(t)* Registration Rights Agreement dated May 1, 1998 between the Company and The Whitestone Group

4(u)* Letter Agreement between the Company and certain investors and finders dated July 15, 1998

4(v)* Letter Agreement between the Company and certain investors and finders dated July 16, 1998

4(w)* Letter Agreement between the Company and certain investors and finders dated July 29, 1998

4(x)* Warrant Agreement dated as of October 7, 1998 between the Company and certain consultants

4(y)* Registration Rights Agreement dated as of October 7, 1998 between the Company and certain consultants

4(z)* Letter Agreement as of October 7, 1998 between the Company and certain investors

4(aa)* Amended and Restated Option Agreement dated as of May 1, 1998 between the Company, Judson Cooper and certain founders of the Company (1)

4(ab)* Amended and Restated Option Agreement dated as of May 1, 1998 between the Company, E&Z Investments and certain founders of the Company (1)

4(ac)***      Warrant Agreement between the Company and United Resources
              Partners

4(ad)** Warrant Agreement dated January 7, 1999 between the Company and certain investors

4(ae)** Warrant Agreement between the Company and certain investors dated December 7, 1998

4(af)** Registration Rights Agreement between the Company and certain investors dated December 7, 1998.

4(ag)*** Registration Rights Agreement between the Company and United Resources Partners dated September 18, 1998

10(a)* Employment Agreement dated September 1, 1998 between the Company and Thomas Stigler

10(b)* Employment Agreement dated September 1, 1998 between the Company and Joshua D.J. Sharfman

10(c)* Consulting Agreement dated September 1, 1998 between the Company and Roger Berman

10(d)* Consulting Agreement dated September 1, 1998 between the Company and Dr. James Stigler

10(e)* Consulting Agreement dated September 1, 1998 between the Company and Prism Ventures L.L.C.

10(f)** Consulting Agreement dated May 1, 1998 between the Company and the Whitestone Group

10(g)** Consulting Agreement dated October 7, 1998 between the Company and Shahrokh "Shawn" Sedaghat

10(h)****     Agreement dated January 8, 1998 between the Company and
              RealNetworks, Inc. (2)

10(i)****     Agreement dated April 1, 1998 between the Company and
              RealNetworks, Inc. (2)

10(j)****     Software License Agreement dated March 31, 1997 between the
              Company and Cinax Designs, Inc. (2)

10(k)**       Agreement dated August 8, 1998 between the Company and Lesson Lab

27            Financial Data Schedule+

----------

* Incorporated by reference to Form SB-2 Registration Statement of Digital Lava dated October 23, 1998 (No. 333-66099)

** Incorporated by reference to Form SB-2/Amendment No. 1 Registration Statement of Digital Lava dated January 12, 1999 (No. 333-66099)

*** Incorporated by reference to Form SB-2/Amendment No. 2 Registration Statement of Digital Lava dated January 26, 1999 (No. 333-66099)

**** Incorporated by reference to Form SB-2/Amendment No. 6 Registration Statement of Digital Lava dated February 12, 1999 (No. 333-66099)

+     Filed herewith

(1) These agreements were entered into prior to the reverse split of the Company's Common Stock and, therefore, do not reflect such reverse split.

(2) Confidential information is omitted and identified by a * and filed separately with the SEC pursuant to a request for Confidential Treatment.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DIGITAL LAVA INC.

                               By: /s/ Joshua D.J. Sharfman
                                   ---------------------------------------------
                                   Joshua D.J. Sharfman, Chief Executive Officer
                                   Date: March 30, 1999

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                                 Title                       Date
----------                                 -----                       ----


/s/James Stigler
---------------------------
James Stigler                      Chairman and Director          March 30, 1999


/s/ Danny Gampe
---------------------------
Danny Gampe                        Chief Financial Officer        March 30, 1999
                                   (Principal Financial and
                                   Accounting Officer)

/s/ Roger Berman
---------------------------
Roger Berman                       Director                       March 30, 1999


/s/ Thomas Stigler
---------------------------
Thomas Stigler                     Director                       March 30, 1999



---------------------------
Gerald Porter                      Director


/s/ Joshua D.J. Sharfman
---------------------------
Joshua D.J. Sharfman               Chief Executive Officer        March 30, 1999
                                   and Director (Principal
                                   Executive Officer)

                                DIGITAL LAVA INC.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2
Balance Sheet                                                                F-3
Statement of Operations                                                      F-4
Statement of Stockholders' Deficit                                           F-5
Statement of Cash Flows                                                      F-6
Notes to Financial Statements                                                F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Digital Lava Inc.

In our opinion, the accompanying balance sheet and related statements of operations, of stockholders' deficit and of cash flows present fairly, in all material respects, the financial position of Digital Lava Inc. at December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
New York, New York
March 15, 1999

                                DIGITAL LAVA INC.

                                  Balance Sheet

                                                                   December 31,
                                                                       1998
                                                                   ------------

                                Assets
Current Assets:
   Cash and cash equivalents ....................................  $     30,893
   Accounts receivable ..........................................       204,196
   Other current assets .........................................        16,731
   Deferred offering costs ......................................       888,493
                                                                   ------------

       Total current assets .....................................     1,140,313
   Fixed assets, net ............................................        59,647
   Other assets .................................................        16,965
                                                                   ------------

                                                                   $  1,216,925
                                                                   ============

           Liabilities and Stockholders' Deficit
Current liabilities:
   Accounts payable .............................................  $    698,746
   Accrued interest .............................................       998,619
   Accrued expenses .............................................       404,537
   Notes payable, net of debt discount ..........................     5,008,634
   Deferred revenue .............................................       186,909
                                                                   ------------

       Total current liabilities ................................     7,297,445
                                                                   ------------

Commitments and contingencies (Note 11)

Stockholders' deficit:
   Convertible  preferred  stock - Series A, B, B-1
       and C,  $.0001 par value; 5,000,000 shares  authorized;
       98,349 shares issued and outstanding
      (liquidation preference of $1,626,965) ....................             9
   Common stock, $0.0001 par value; 35,000,000 shares
       authorized; 131,524 shares issued and outstanding ........            13
   Additional paid-in capital ...................................     4,618,297
   Accumulated deficit ..........................................   (10,698,839)
                                                                   ------------

       Total stockholders' deficit ..............................    (6,080,520)
                                                                   ------------

                                                                   $  1,216,925
                                                                   ============

   The accompanying notes are an integral part of these financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations


                                                    Year Ended December 31,
                                                    -----------------------
                                                     1997            1998
                                                     ----            ----
Revenues:
   Software licenses.........................    $   273,989     $ 1,057,794
   Consulting and services ..................        290,583         405,824
                                                 -----------     -----------

       Total revenues .......................        564,572       1,463,618
                                                 -----------     -----------

Cost of revenues:
   Cost of software licenses ................          1,968          13,168
   Cost of consulting and services ..........        121,008         275,610
                                                 -----------     -----------

       Total cost of revenues ...............        122,976         288,778
                                                 -----------     -----------

       Gross profit .........................        441,596       1,174,840
                                                 -----------     -----------

Operating costs and expenses:
   Selling, general and administrative ......      3,316,961       3,103,418
   Research and development .................        445,162         442,718
                                                 -----------     -----------

       Total operating costs and
         expenses ...........................      3,762,123       3,546,136
                                                 -----------     -----------

       Loss from operations .................     (3,320,527)     (2,371,296)
                                                 -----------     -----------

Other income and expenses:
   Interest expense .........................       (924,842)     (1,359,245)
                                                 -----------     -----------

       Net loss .............................    $(4,245,369)    $(3,730,541)
                                                 ===========     ===========

Basic and diluted loss per
   share (Note 2) ...........................    $    (31.14)    $    (25.22)
                                                 ===========     ===========

Weighed average common shares
   used in basic and diluted loss per
    share (Note 2) ..........................        136,353         147,933
                                                 ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                                DIGITAL LAVA INC.

                       Statement of Stockholders' Deficit

                                                            Series A            Series B            Series B-1           Series C
                                                           Convertible        Convertible           Convertible        Convertible
                                                         Preferred Stock     Preferred Stock      Preferred Stock    Preferred Stock
                                                         ---------------     ---------------      ---------------    ---------------
                                                        Shares      Amount  Shares     Amount    Shares     Amount  Shares    Amount
                                                        ------      ------  ------     ------    ------     ------  ------    ------
Balance, December 31, 1996 ........................     88,584        9      5,552        --        930        --     3,283      --

  Issuance of common stock warrants in
    conjunction with notes payable ................         --       --         --        --         --        --        --      --
  Issuance of common stock warrants for services ..         --       --         --                   --        --        --      --
  Modification of outstanding convertible
    preferred stock warrants ......................         --       --         --        --         --        --        --      --
  Modification of outstanding common stock warrants         --       --         --                   --        --        --      --
  Issuance of common stock for services ...........         --       --         --        --         --        --        --      --
  Options issued by management and principal
    stockholders for services performed
    by consultants ................................         --       --         --        --         --        --        --      --
  Issuance of common stock for elimination of
    anti-dilution rights ..........................         --       --         --        --         --        --        --      --
  Net loss ........................................         --       --         --        --         --        --        --      --
                                                        ------   ------     ------    ------     ------    ------    ------   -----

Balance, December 31, 1997 ........................     88,584        9      5,552        --        930        --     3,283      --
  Modification of outstanding convertible
    preferred stock warrants ......................         --       --         --        --         --        --        --      --
  Modification of outstanding common stock warrants         --       --         --                   --        --        --      --
  Issuance of common stock warrants for services ..         --       --         --                   --        --        --      --
  Issuance of common stock warrants in
    conjunction with notes payable ................         --       --         --        --         --        --        --      --
  Modification of options issued by management
    and principal stockholders for services
    performed by consultants ......................         --       --         --        --         --        --        --      --
  Net loss
                                                        ------   ------     ------    ------     ------    ------    ------   -----

Balance, December 31, 1998 ........................     88,584   $    9      5,552    $   --        930    $   --     3,283   $  --
                                                        ======   ======     ======    ======     ======    ======    ======   =====

                                                                  Common Stock          Additional
                                                              ----------------------      Paid-In       Accumulated
                                                              Shares          Amount      Capital         Deficit           Total
                                                              ------          ------      -------         -------           -----
Balance, December 31, 1996 ...........................        110,732             11      1,789,327      (2,722,929)       (933,582)

  Issuance of common stock warrants in
    conjunction with notes payable ...................             --             --        501,319              --         501,319
  Issuance of common stock warrants for services .....             --             --          5,100              --           5,100
  Modification of outstanding convertible preferred
    stock warrants ...................................             --             --        153,535              --         153,535
  Modification of outstanding common
    stock warrants ...................................             --             --         59,663              --          59,663
  Issuance of common stock for services ..............          4,378             --         10,000              --          10,000
  Options issued by management and principal
    stockholders for services performed
     by consultants ..................................             --             --        832,089              --         832,089
  Issuance of common stock for elimination of
    anti-dilution rights .............................         16,414              2             (2)             --              --
  Net loss ...........................................             --             --             --      (4,245,369)     (4,245,369)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1997 ...........................        131,524             13      3,351,031      (6,968,298)     (3,617,245)
  Modification of outstanding convertible preferred
    stock warrants ...................................             --             --         30,978              --          30,978
  Modification of outstanding common
    stock warrants ...................................             --             --         10,050              --          10,050
  Issuance of common stock warrants for services .....             --             --         92,701              --          92,701
  Issuance of common stock warrants in
    conjunction with notes payable ...................             --             --        787,137              --         787,137
  Modification of options issued by management
     and principal stockholders for services
     performed by consultants ........................             --             --        346,400              --         346,400
  Net loss ...........................................             --             --             --      (3,730,541)     (3,730,541)
                                                         ------------   ------------   ------------    ------------    ------------

Balance, December 31, 1998 ...........................        131,524   $         13   $  4,618,297    $(10,698,839)   $ (6,080,520)
                                                         ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                DIGITAL LAVA INC.

                             Statement of Cash Flows

                                                      Year Ended December 31,
                                                      ----------------------
                                                        1997            1998
                                                        ----            ----
Cash flows from operating activities:

  Net loss .......................................   $(4,245,369)   $(3,730,541)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Deferred revenues ..........................            --        186,909
      Depreciation and amortization ..............       104,890        182,963
      Amortization of debt discount ..............       716,433        602,509
      Compensation from grant of
        non-employee stock options
         and warrants ............................       866,589        559,101
    Changes in assets and liabilities
      affecting operating cash flows:
        Accounts receivables .....................      (167,112)       (37,084)
        Other assets .............................        (3,406)       (24,808)
        Accounts payable .........................       334,601        307,501
        Accrued interest .........................        15,411        759,180
        Accrued expenses .........................       182,160        344,386
                                                     -----------    -----------

Net cash used in operating activities ............    (2,195,803)      (849,884)
                                                     -----------    -----------

Cash flows used in investing activities:
  Acquisition of fixed assets ....................       (55,620)       (23,992)
  Deferred offering costs ........................            --       (888,493)
                                                     -----------    -----------

Net cash used in investing activities ............       (55,620)      (912,485)
                                                     -----------    -----------

Cash flows from financing activities:
  Proceeds from notes payable ....................     2,869,500      1,620,000
  Repayment of notes payable .....................      (450,000)            --
                                                     -----------    -----------

Net cash provided by financing activities ........     2,419,500      1,620,000
                                                     -----------    -----------

Net increase (decrease) in cash and cash
  equivalents ....................................       168,077       (142,369)
Cash and cash equivalents at beginning of
  period .........................................         5,185        173,262
                                                     -----------    -----------

Cash and cash equivalents at end of period .......   $   173,262    $    30,893
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


1.   Nature of Business

     Digital Lava Inc., a Delaware corporation (the "Company"), develops and markets video publishing software applications for corporate training, communications, distance learning, research and other applications. The Company's technology allows users to organize and manage video content, link video to other types of files and publish video with all of the linked information on CD-ROM or DVD, corporate intranets or the public Internet.

2.   Summary of Significant Accounting Policies

Basis of presentation

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has suffered recurring losses and negative cash flows from operations, has deficits in working capital and stockholders' equity, and expects to incur future losses. The Company completed an initial public offering of its common stock ("IPO", Note 12) in February 1999 and believes that such financing, together with existing cash balances and other sources of liquidity (i.e., debt, equity, etc), will be sufficient to meet its cash needs for at least the next 12 months.

Reverse stock split

     In February 1999, the Company effected a 1 for 9.139 reverse stock split applicable to all issued and outstanding shares of the Company's common and preferred stock. All common and preferred shares, stock options, warrants and related per share data reflected in the accompanying financial statements and notes thereto have been adjusted to give retroactive effect to the stock split.

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash equivalents

     The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments.

Fair value of financial instruments

     All current assets and liabilities are carried at cost, which approximates fair value because of the short maturity of those instruments.

Concentration of risk

     Financial instruments which potentially subject the Company to concentration of credit risk consists primarily of accounts receivable. The company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and generally does not require collateral. For the year ended December 31, 1998, no allowance for uncollectible accounts was deemed necessary by management.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


Property and equipment

     Property and equipment comprised of computer and office equipment and is stated at cost, less accumulated depreciation of $125,484 at December 31, 1998. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, generally 3 to 7 years. Maintenance and repair expenses are charged to operations as incurred.

Deferred offering costs

     In connection with the Company's IPO, the Company has incurred costs of $888,493 which have been deferred. As the Company completed an IPO in February 1999 (Note 12), such costs will be offset against proceeds received.

Revenue recognition

     In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4, the Company generally recognizes revenue from licensing of the Company's software products when all the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectibility is probable. In addition, for licensing contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue is allocated to each component of the contract based on evidence of fair value which is specific to the Company, or for products not being sold separately, the price established by management.

     Consulting and service revenues, which consist of short-term professional service contracts, such as system development, consulting and video encoding and capsule creation, are deferred until significant contractual obligations have been fulfilled. Costs associated with professional service contracts, such as salaries and materials, are deferred until the related revenue is recognized.

Software development costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized. Through December 31, 1998, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

Income taxes

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Stock based compensation

     As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation arrangements pursuant to APB Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with the provisions of SFAS No. 123, the Company discloses the pro forma effects of accounting for these arrangements using the minimum value method to determine fair value. In connection with the Company's completion of an IPO in February 1999 (Note 12), for future periods the Company will disclose the pro forma effects using the fair value method in accordance with the provision of SFAS No. 123.

Segment reporting

     In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" which requires the Company to disclose certain segment information used by management for making operating decisions and assessing the performance of the Company. Essentially, management evaluates the performance of the Company primarily based on the overall results of the Company.

     The Companys revenues for the years ended December 31, 1997 and 1998 were derived from customers based in the United States. For the years ended December 31, 1997 and 1998, one customer accounted for approximately 43% and 46%, respectively, of the Company's total net revenues. At December 31, 1998, two customers had

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


receivable balances totaling $121,798 or 59.6% of total receivables.

Loss per share

     Basic earnings per share ("Basic EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("Diluted EPS") gives effect to all dilutive potential common shares outstanding during a period. In computing Diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration prior to the anticipated effective date of the initial public offering ("IPO"), are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented.

     Net loss per share for the years ended December 31, 1997 and 1998 does not include the effect of 98,349 (983,490 shares of common stock on an as-if converted basis) shares of convertible preferred stock outstanding, 42,237 and 59,618, respectively, of stock options outstanding with a weighted average exercise price of $9.14 per share, 17,125 (171,250 on an as-if converted basis) warrants to purchase outstanding shares of a series A convertible preferred stock with exercise prices ranging from $38.84 to $182.78 per share, or 446,254 and 608,109 respectively, of warrants to purchase common stock with exercise prices ranging from $3.88 to $11.42 per share, because their effects are anti-dilutive.

3.   Accrued Expenses

     Accrued expenses is comprised of the following:

                                                 December 31,
                                                    1998
                                                 -----------
                  Accrued payroll                  $189,627
                  Other accrued liabilities         214,910
                                                   --------

                                                   $404,537
                                                   ========

4.   Related Party Transactions

     In January and December 1997, certain members of management and principal stockholders of the Company granted a consultant options to acquire up to 15,600 of their shares of series A convertible preferred stock and 19,941 of their shares of common stock in exchange for services provided to the Company. The options have an exercise price of $45.70 per share of series A convertible preferred stock and $4.57 per share of common stock. The Company has recorded the fair value of the options, in the amount of $832,089, as a contribution of capital by the stockholders and as general and administrative expense. Effective May 1998, these options were amended. Under the revised terms and in exchange for additional consulting services provided to the Company, the strike price of the options were reduced to $9.14 per share of series A convertible preferred and $.91 per share of common stock. The total incremental difference between the value of the warrants before and after the modification of the warrant terms, as determined using the Black-Scholes model, in the amount of $346,400, was recorded as a contribution of capital by the stockholders and general and administrative expense. The options are exercisable for a period of ten years.

     Since inception, the Company has received ongoing consulting and legal services from stockholders. Services rendered for years ended December 31, 1997 and 1998, amounted to $235,669 and $542,719, respectively, of which $401,194 is included in accounts payable and $478,328 is included in deferred offering costs at December 31, 1998.

5.   Notes Payable

     During the period from March 1996 through December 1998, the Company issued an aggregate of $3,117,500, $902,000 and $1,750,000 in notes payable, convertible notes payable and secured convertible notes payable, respectively, through various private placements including $300,000 issued to a family member of two officers and principle stockholders of the Company. The notes, as amended

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


on various dates, bear interest at rates ranging from 6% to 12% per annum and are due and payable on the earlier of (i) dates ranging from April 1997 through December 31, 1998, (ii) upon the closing of an IPO, or (iii) upon the date the Company obtains financing in which gross proceeds exceed amounts ranging from $1.5 million to $5.0 million. In addition, an aggregate principal amount of $3,050,000 of such notes contained a one-time fee of 10% of the principal amount loaned ("10% Success Fee"), which is payable upon the payment of the note. In April 1997 the Company repaid $450,000 of these notes. In addition, the convertible notes payable and secured convertible notes payable were initially convertible, at the option of the holder, into equity securities of the Company. Due to defaults incurred in 1998, as described below, of the repayment terms of these notes, such notes are no longer convertible. Total principal amount outstanding for all notes at December 31, 1998 was $5,319,500. As more fully discussed below and in Note 12, upon the completion of the Company's IPO in February 1999, the Company either repaid or converted all of the notes outstanding as of December 31, 1998.

     In conjunction with the issuance of these notes, the holders were granted warrants to purchase 15,601 and 728,287 shares of series A convertible preferred and common stock, respectively, at exercise prices ranging from $68.54 to $182.78 and $6.85 to $11.42 per share of series A convertible preferred and common stock, respectively. The warrants are exercisable at any time prior to dates ranging from February 2003 to March 2007. The total value of the warrants at the time of issuance, as determined using the Black-Scholes model, was $1,795,651 of which $365,565 and $633,217 was recorded during the years ended December 31, 1997 and 1998, respectively, and is being amortized as interest expense over the initial terms of the notes. In exchange for either waiving the acceleration of the maturity date of the notes caused by the Company raising additional financing in excess of a specified amount or extending the maturity date, the exercise price of the warrants were reduced to prices ranging from $45.70 to $68.54 and $4.57 to $8.23 per share of series A convertible preferred and common stock, respectively. The total incremental difference between the value of the warrants before and after the modifications of the terms, as determined using the Black-Scholes model, was $269,826 of which $193,798 and $41,028 was recorded during the years ended December 31, 1997 and 1998, respectively, and is being amortized as interest expense over the remaining life of the debt. None of the warrants have been exercised as of December 31, 1998. As more fully discussed in Note 12, certain warrants were cancelled in connection with the extinguishment of the related notes.

     In August, September and December 1998, effective upon consummation of the IPO, the Company renegotiated the terms of an aggregate of $2,832,000 of notes with the holders. Under the revised terms, and in exchange for extending the maturity date of such notes until December 31, 1998, the Company agreed to pay one half of the face value of the notes and any 10% Success Fee in cash upon the closing of the IPO. The remaining one-half of the face value of the notes, accrued but unpaid interest and the outstanding warrants issued in connection with the financing will convert into common stock equal to 225% of the original principal amount of the note based upon the IPO price per share. As more fully discussed in Note 12, the Company extinguished these promissory notes in conjunction with the completion of an IPO.

     In August and September 1998, the Company entered into agreements, effective upon consummation of the IPO (Note 12), to convert certain outstanding warrants to acquire 107,687 shares of common stock issued in connection with notes issued in the aggregate principal amount of $630,000 in exchange for 30,836 shares of common stock.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


     As of December 31, 1998, the Company was in default of the repayment terms of certain notes in the aggregate of $1,750,000. In January and February 1999, the Company obtained waivers to extend the maturity date of these notes until the earlier of February 19, 1999 or the consummation of the Company's proposed IPO. As more fully discussed in Note 12, the Company extinguished these notes in conjunction with the completion of an IPO.

     In August and September 1998, the Company renegotiated the terms of an aggregate of $187,500 of notes with the holders. The holders agreed to extend the maturity date of their notes to June 30, 1999; however, because the closing of the IPO did not occur by December 31, 1998, the entire principal amount of their notes became due and payable. The holders agreed to waive the default and in consideration the Company agreed to pay the entire principal amount of their notes upon the completion of the IPO. As discussed in Note 12, these notes were paid in full in connection with the completion of the IPO.

     In October 1998, the Company issued a $20,000 note to a principal stockholder. The note bears interest at 12% per annum and is due and payable on October 1999. As more fully discussed in Note 12, the Company repaid this note in conjunction with the completion of the IPO.

     Amortization of debt discount for the years ended December 31, 1997 and 1998 was $716,433 and $602,509, respectively, and $330,866 of unamortized debt discount is included in notes payable at December 31, 1998.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


Finder warrants

     In connection with the issuance of certain notes, the Company issued warrants to purchase 438 and 108,237 of series A convertible preferred stock and common stock, respectively, at exercise prices ranging from $114.24 to $182.78 and $8.68 to $11.42 per share of series A preferred stock and common stock, respectively as a finders fee. The total value of the warrants granted as determined using the Black-Scholes model was $306,757 of which $135,754 and $162,203 was recorded during the years ended December 31, 1997 and 1998, respectively, and is being amortized as debt issuance costs over the initial maturity date of the related notes. The warrants are exercisable at any time prior to dates ranging from February 2003 to July 2008. None of the warrants have been exercised as of December 31, 1998.

     In September 1998 and December 1998, the Company entered into agreements to settle outstanding disputes regarding finders fees related to certain note issuances. Under the terms of the agreements, the Company granted warrants to acquire 27,884 shares of common stock at exercise prices ranging from $4.11 to $7.38 per share and agreed to pay $62,500 in cash. The fair value of the warrants as determined using the Black-Scholes model, in the amount of approximately $120,000, was recorded as an expense. An additional $27,000 will be recorded as an expense in 1999.

     Amortization of debt issue costs for the years ended December 31, 1997 and 1998 was $59,889 and $124,481, respectively, and $3,517 of unamortized costs is included in other current assets at December 31, 1998.

6.   Convertible Preferred Stock

     Convertible preferred stock, $.0001 par value, consists of the following:

                                               Shares Issued    Liquidation
                                              and Outstanding    Preference
                                                December 31,     December 31,
        Series:           Shares Authorized         1998            1998
                          -----------------   ---------------   -------------
     A                          966,065            88,584        $  809,565
     B                           50,740             5,552           507,400
     B-1                          8,500               930            85,000
     C                           30,000             3,283           225,000
     Undesignated             3,944,695                --                --
                             ----------        ----------        ----------

                              5,000,000            98,349        $1,626,965
                             ==========        ==========        ==========

     The Company reserved 17,125 shares of series A preferred stock for the exercise of series A warrants issued as of December 31, 1998. In connection with the completion of the IPO (Note 12), all of the outstanding shares of Series A, B, B-1 and C preferred stock automatically converted into shares of common stock.

Conversion and voting rights

     Each share of the Company's series A, B and C preferred stock was initially convertible, in full and not in part, into ten shares of common stock at the option of the holder and would automatically convert upon the completion of an underwritten public offering. In September 1998, the Company's stockholders authorized the Company to amend its Certificate of Incorporation to change the conversion rates of series B and C convertible preferred stock to 20.3099 to 1 and 19.3702 to 1, respectively. In conjunction with the completion of the Company's IPO (Note 12), the Company's Certificate of Incorporation was changed to reflect these new conversion rates.

     Each issued share of series B-1 convertible preferred stock was initially convertible, in full and not in part, into ten shares of common stock, subject to anti-dilution protection for issuances of additional equity shares by the

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


Company and automatically converted upon the completion of an underwritten public offering. As of December 31, 1998, each share of series B-1 would automatically convert into 21.9335 shares of common stock.

     A total of 1,082,600 shares of common stock were reserved for issuance upon the conversion of series A, B, B-1 and C convertible preferred stock. Each share of preferred stock had a number of votes equal to the number of shares of common stock into which it was convertible.

Dividends

     Each series of preferred stock issued was entitled to receive dividends when and if declared by the Board. The dividends were noncumulative and payable in preference to any dividends on common stock. As of December 31, 1998, the Company had not declared any dividends.

Liquidation

     In the event of liquidation, the series C preferred stockholders were entitled to receive, prior to any distribution to any other stockholders, approximately $68.54 per share plus all declared and unpaid dividends. The series B and B-1 preferred stockholders were entitled to receive, after distribution to series C preferred stockholders and prior to any distribution to any other shareholders, approximately $91.39 per share plus all declared and unpaid dividends. The series A preferred shareholders were entitled to receive, after distribution to series C, B and B-1 preferred shareholders and prior to any distribution to any other shareholders, approximately $9.14 per share plus all declared and unpaid dividends. In addition, the series A preferred stockholders were entitled to share ratably with the holders of common stock in any remaining distribution.

Anti-dilution

     Holders of series B, B-1 and C convertible preferred stock conversion prices were subject to anti-dilution protection for issuances by the Company of additional equity shares. In November 1996, in exchange for the issuance of 926 additional shares of series B convertible preferred stock, holders of the series B convertible preferred stock agreed to cancel their anit-dilution protection provision. In August 1997, in exchange for the issuance of 16,414 shares of common stock and warrants to purchase 16,414 shares of common stock at an exercise price of $9.14 per share, the holder of the series C convertible preferred stock agreed to cancel the anti-dilution protection provision contained in the original agreement.

7.   Common Stock

     In January and March 1997, the Company issued an aggregate of 4,378 shares of common stock in exchange for consulting services. The fair market value of the common stock at the time of issuance, based upon management's estimate, of $10,000 was recognized as general and administrative expense.

     In September 1998, officers of the Company agreed, effective upon completion of an IPO, to return 11,030 shares of common stock and 8,824 shares of series A convertible preferred stock to the Company. In conjunction with the completion of an IPO (Note 12), the Company canceled these shares.

8.   Warrants

     In November 1996 and January 1997, in exchange for legal services provided, the Company issued warrants to purchase 1,095 and 10,943, respectively, of shares of series A convertible preferred stock and common stock at exercise prices of $137.09 and $13.71 per share of series A preferred and common stock respectively. The value of the warrants granted of $50,800 and $5,100, respectively, was determined using the Black-Scholes model and was recognized as general and administrative expense. In August 1997, in consideration for additional legal services performed, the strike prices of the warrants were reduced to prices of $68.54 and $6.85 per share of series A preferred stock and common

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


stock respectively. The incremental difference between the value of the warrants before and after the modification of $13,000 and $6,400, respectively, was recognized as general and administrative expense. The warrants are exercisable at any time prior to dates ranging from June 2003 to November 2006. None of the warrants have been exercised as of December 31, 1998.

     In May 1998, the Company entered into a consulting agreement with the Whitestone Group LLC ("Whitestone") for corporate finance, financial and strategic advisory matters. Under the terms of the agreement, the Company issued Whitestone warrants to acquire 10,943 shares of its common stock at an exercise price of $4.57 per share. The value of the warrants granted of $38,100 was determined using the Black-Scholes model and was recognized as general and administrative expense. The warrants are exercisable at any time prior to May 2004. None of the warrants have been exercised as of December 31, 1998. In February 1999, the Company and Whitestone agreed to terminate the consulting agreement and cancel the warrants. A stockholder of the Company is an affiliate of Whitestone.

     In September 1998, the Company entered into a financial consulting agreement with a noteholder. Under the terms of the agreement, the Company issued a consultant warrants to acquire 20,000 shares of common stock at an exercise price equal to 90% of the price obtained in the IPO.

     In December 1998, the Company entered into a one-year consulting agreement with an investor relations firm. Under the terms of the consulting agreement, the investor relations firm is to receive warrants to acquire 13,131 shares of common stock at an exercise price of $9.14 per share. The fair value of the warrants, in the amount of approximately $55,000, was recorded as general and administrative expense. The warrants are exercisable at any time prior to December 2003. None of the warrants have been exercised as of December 31, 1998.

     A number of the warrants granted to consultants and in connection with the debt offerings during 1996, 1997 and 1998 contain anti-dilution provisions requiring adjustment, if at a later date, securities are issued at prices below the respective warrants exercise price. In conjunction with the completion of the Company's IPO (Note 12), certain of these warrants were cancelled. The following table is a summary of the shares issuable upon exercise of warrants outstanding as of December 31, 1998 as adjusted for events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                                       Common      Exercise
                                                       Shares        Price
                                                      Issuable        Per
                                  Expiration            Upon        Common
     Issuance Date                   Date             Exercise       Share
                                  ---------           --------      -------

     March 1996                   March 2006           54,712      $ 4.5695
     July 1996                    July 2006            51,975        4.5695
     September 1996               September 2006       64,445       10.0282
     September 1996               September 2006        2,971       14.8088
     November 1996                November 2006        11,503        6.5198
     December 1996                February 2007        21,884        6.8543
     January 1997                 January 2007         11,503        6.5198
     February 1997                February 2007        16,413        6.8543
     February 1997                March 2007           11,550        6.8543
     March 1997                   March 2007           11,550        6.8543
     April 1997                   April 2003           56,352        8.2251
     May 1997                     May 2003             33,100        8.2251
     May 1997                     May 2003             45,711       11.4238
     June 1997                    June 2005            43,890        7.4730
     July 1997                    July 2005            76,872        7.4730
     August 1997                  February 2003        16,413        9.1390
     November 1997                February 2003        56,417        8.6172
     December 1997                February 2003        52,311        8.6172
     January 1998                 January 2003        142,588        8.6172
     January 1998                 January 2003         13,131         9.139
     May 1998                     May 2003             10,943        4.5695
     December 1998                December 2003       275,000          9.75
                                                      -------      --------

     Total shares and average exercise
         price                                      1,081,234      $ 8.3940
                                                    =========      =========

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


9.   Employee Benefits

1996 stock option plan

     The Company's 1996 Stock Option Plan (the "1996 Option Plan") permits the grant of both "incentive stock options" designed to qualify under the Internal Revenue Code Section 422 and non-qualified stock options. Incentive stock options may only be granted to employees of the Company whereas non-qualified stock options may be granted to non-employees, directors and consultants. A total of 250,000 shares of Common Stock have been reserved for issuance under the 1996 Option Plan. Each option, once vested, allows the optionee the right to purchase one share of the Company's Common Stock. The Board of Directors determines the exercise price of the options; options granted to date generally vest ratably over four years and expire ten years from the date of grant. Compensation expense equal to the difference between the assumed fair value of the Company's Common Stock at the grant date and the exercise price of the options, if any, is recognized ratably over the vesting period.

Stock option activity can be summarized as follows:

                                                   Options Outstanding
                                         -------------------------------------
                                         Options               Weighted Average
                                         Available     Shares   Exercise Price
                                         ---------     ------  ---------------
  Balance at December 31, 1996            158,661         5,471      $9.14
        Granted                           (41,690)       41,690       9.14
        Canceled                            4,924        (4,924)      9.14
                                         --------      --------

  Balance at December 31, 1997            121,895        42,237       9.14
        Additional authorization           85,868            --       9.14
        Granted                           (23,946)       23,946       9.14
        Canceled                            6,565        (6,565)      9.14
                                         --------      --------      -----

  Balance at December 31, 1998            190,382        59,618      $9.14
                                         ========      ========      =====

     At December 31, 1998, options to purchase 59,618 shares were exercisable of which 32,881 shares were vested. Options outstanding at December 31, 1998 have a weighted average remaining contractual life of 8.5 years and weighted average exercise price of $9.14. Options granted through December 31, 1998 were granted at exercise prices in excess of fair market value at grant date. The weighted average grant-date fair value of such options granted during the years ended December 31, 1997 and 1998 under the minimum value method was less than $.01 per share.

     In October 1997, the Company accelerated the vesting of options to purchase 2,462 shares of common stock, which were granted in March 1997, and granted additional options to purchase 2,189 shares of common stock which were immediately vested to a former employee in lieu of severance pay. The assumed fair value of such options was less than $1,000 based on the Black Scholes model.

     The fair value of each option grant is estimated on the date of grant using the minimum value method as prescribed in SFAS 123. Assumptions used for options granted during the years ended December 31, 1997 and 1998 were as follows:

                                                       1997             1998
                                                       ----             ----
  Risk free interest rate                              6.183%           5.124%
  Expected lives (years)                                   5                5
  Expected dividends                                      --               --

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


     Pro forma information regarding net income or loss is required by SFAS 123. For purposes of pro forma disclosure, the estimated fair value of the options are amortized to expense over the options= vesting period. Had compensation cost for these options been determined consistent with the minimum value method pursuant to SFAS No. 123, the difference between the Company's net income as reported and as adjusted for the compensation costs for the years ended December 31, 1997 and 1998 would not have been material.

     The minimum value method requires input of highly subjective assumptions in which changes in those assumptions could materially effect the fair value estimate. In addition, the minimum value method is only allowed for non-public entities, as public entities are required to include an expected volatility factor in addition to factors described above. As the Company completed an IPO in February 1999 (Note 12), the effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years.

10.  Income Taxes

     There are no income tax assets, liabilities or income tax expense included in the financial statements. The Company has incurred losses since inception for both book and tax purposes and as of December 31, 1998, the Company has net operating loss carryforwards for federal and state purposes of approximately $8,062,000. Federal net operating loss carryforwards expire from 2008 through 2012 and state net operating loss carryforwards expire from 1999 through 2002. These losses may be subject to limitation on future year's utilization should certain ownership changes occur.

     Temporary differences between the financial statement and tax bases of assets and liabilities are primarily attributable to net operating loss carryforwards of $3,225,000. A full valuation allowance has been provided for the entire amount of the deferred tax assets arising from these differences as a result of management's current belief that it is more likely than not that the benefits related to such temporary differences will not be realized.

11.  Commitments and Contingencies

Operating leases

     The Company leases its facility under a non-cancelable operating lease which expires in June 2000. The Company may extend the term of the lease for an additional three-year period at the then current fair market value. Rent expense under this lease was $51,169 and $81,738 for the years ended December 31, 1997 and 1998. The Company leases office equipment under a non-cancelable operating lease which expires in January 2001. Lease expense under this lease was $3,741 for the year ended December 31, 1998. Future minimum lease payments required under the non-cancelable operating leases are $85,479, $37,799, and $312 for the years ending December 31, 1999, 2000 and 2001, respectively.

     In March 1997, the Company entered into a development and two-year software licensing agreement for the development and license of software to be included and distributed with one of the Company's software products. Under the terms of the agreement, royalties are payable on a per unit basis in relation to sales volume and sales price, and include a one time payment and guaranteed minimum annual commitment. At December 31, 1998, the Company is committed to payments of $10,000 in respect of future minimum royalty obligations over the remainder of this agreement.

Consulting Agreements

     In September 1998, the Company and two members of management entered into two-year consulting agreements for financial, operational and strategic development services, effective upon the closing of the IPO. Under the terms of

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


the agreements, the Company is required to pay bonuses of $100,000 upon the closing of the IPO and aggregate annual consulting fees of $84,000.

     In September 1998, the Company entered into two-year employment agreements, effective upon consummation of the IPO, with its Chief Executive Officer and its Vice President of Sales. Pursuant to the agreements, upon consummation of the IPO, the Company is required to pay an aggregate of $120,000 in bonuses and issue options to purchase an aggregate of 80,000 shares of common stock at an exercise price equal to the IPO price. In addition, the Company is required to pay annual aggregate salaries of $460,000.

12.  Subsequent Events

Finders Warrants

     In February 1999, the Company and a finder who received warrants to purchase 27,356 shares of common stock at an exercise price of $8.68 per share as a finders fee in connection with the November and December 1997 bridge financing agreed to cancel these warrants.

Waiver of default

     In January and February 1999, the Company entered into agreements with the holders of an aggregate principal amount of $4,769,500 of promissory notes to extend the maturity date of their notes until the earlier of February 19, 1999 or the completion of the IPO.

Underwritten public offering

     On February 12, 1999, the Company completed an underwritten public offering of 1,200,000 units at a price of $15.10 per unit. Each unit consists of two shares of common stock and warrant to purchase one share of common stock at a price of $7.50 per share of common stock and $.10 per warrant. Proceeds, net of discounts, commissions and offering expenses, totaled approximately $14.6 million. Upon completion of the Company's IPO, all shares of the Company's convertible preferred stock and certain debt, accrued interest and warrants converted into common stock of the Company. This transaction will be reflected in the Company's first quarter results as follows:

Return of shares by officers of the Company

     As described in Note 7, the Company will cancel 8,824 and 11,030 shares of series A convertible stock and common stock, respectively, returned by certain officers of the Company. This will result in the cancellation of 99,250 shares of common stock and will be recorded as contributed capital.

Conversion of series A and B-1 convertible preferred stock

     Each share of the Company's series A and B-1 convertible preferred stock converted in accordance with conversion rates as per Note 6 into 797,600 and 20,411 shares of common stock, respectively.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


Conversion of series B and C convertible preferred stock

     Each share of the Company's series B and C convertible preferred stock was initially convertible into ten shares of common stock or 55,520 and 32,826 shares, respectively. In conjunction with the completion of the IPO, the Company changed the conversion rate for series B and C convertible preferred stock to
20.3099 to 1 and 19.3702 to 1, respectively. As such, each share of the Company's series B and C convertible preferred stock converted into 112,763 and 63,586 shares of common stock, respectively. The fair value of the incremental number of 88,003 additional shares issued to holders resulting from the change in conversion rates will be recorded as a dividend in the amount of $660,023.

Repayment and conversion of debt, accrued interest and warrants

     As more fully described in Note 5, the Company renegotiated the terms of certain promissory notes. In conjunction with the completion of the IPO, the Company repaid approximately $4,489,000 in principal, accrued but unpaid interest and any 10% Success Fee and converted approximately $1,891,000 of principal, accrued interest and outstanding warrants into 849,600 shares of common stock and cancelled warrants to purchase series A convertible preferred and common stock of 10,669 and 344,413, respectively, at exercise prices ranging from $6.85 to $182.78. The Company will record an extraordinary loss of approximately $3,673,000 on extinguishment of this debt based on the difference between (a) cash paid and the value of stock issued and (b) the book value of debt and warrants.

Conversion of outstanding warrants

     As more fully described in Note 5, in conjunction with the completion of the IPO, the Company canceled warrants to acquire 107,687 shares of common stock in exchange for 30,836 shares of common stock.