Form 10-Q
period 1999-03-31
DIGITAL LAVA INC
filed 1999-05-17
CIK 1068169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1999

                         Commission file number: 1-14831


                                DIGITAL LAVA INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                            95-4584080
(State or other jurisdiction of                           (IRS Employer Id. No.)
incorporation or organization)

                      10850 Wilshire Boulevard, Suite 1260
                              Los Angeles, CA 90024
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 470-1149



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_    No ___.


As of May 17, 1999, the Registrant had outstanding 4,634,387 shares of its $.0001 par value Common Stock and no shares of convertible preferred stock, $.0001 par value, issued and outstanding.

                                Digital Lava Inc.

                                Table of Contents


Part I              FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheet                                              3

                    Statement of Operations                                    4

                    Statement of Cash Flows                                    5

                    Notes to Unaudited Financial Statements                    6

         Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations           9

Part II             OTHER INFORMATION

         Item 1.    Legal Proceedings                                         14

         Item 2.    Changes in Securites and Use of Proceeds                  14

         Item 3.    Defaults upon Senior Securities                           14

         Item 4.    Submission of Matters to Vote of Security Holders         14

         Item 5.    Other Information                                         14

         Item 6.    Exhibits and Reports on Form 8-K                          14

Signature

Part I.  Financial Information

Item 1.  Financial Statements

                                DIGITAL LAVA INC.

                                  Balance Sheet
                                   (Unaudited)

                                                                     December 31,      March 31,
                                                                         1998            1999
                                                                     ------------    ------------
                                     Assets
Current Assets:
      Cash and cash equivalents ..................................   $     30,893    $  5,151,113
      Short term investments .....................................             --       5,368,446
      Accounts receivable ........................................        204,196          93,790
      Other current assets .......................................         16,731          88,628
      Deferred Offering Costs ....................................        888,493              --
                                                                     ------------    ------------
              Total current assets ...............................      1,140,313      10,701,977
Fixed assets, net ................................................         59,647          97,259
Other assets .....................................................         16,965          19,616
                                                                     ------------    ------------
                                                                     $  1,216,925    $ 10,818,852
                                                                     ============    ============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
      Accounts payable ...........................................   $    698,746    $    143,740
      Accrued interest ...........................................        998,619              --
      Accrued expenses ...........................................        404,537          45,173
      Notes payable, net of debt discount ........................      5,008,634              --
      Deferred revenue ...........................................        186,909         151,605
                                                                     ------------    ------------
              Total current liabilities ..........................      7,297,445         340,518
                                                                     ------------    ------------
Stockholders' equity /deficit:
      Convertible preferred stock - Series A, B, B-1
            and C, $.0001 par value; 5,000,000 shares authorized;
            98,349 shares issued and outstanding
            (liquidation preference of $1,626,965) at December 31,
           1998; none issued and outstanding at March 31, 1999 ...              9              --
      Common stock, $0.0001 par value; 35,000,000 shares
              authorized; 131,524  and 4,634,387 shares issued
            and outstanding, respectively ........................             13             463
      Additional paid-in capital .................................      4,618,297      26,085,901
      Accumulated deficit ........................................    (10,698,839)    (15,608,030)
                                                                     ------------    ------------
              Total stockholders' equity(deficit) ................     (6,080,520)     10,478,334
                                                                     ------------    ------------
                                                                     $  1,216,925    $ 10,818,852
                                                                     ============    ============


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                    --------------------------
                                                       1998           1999
                                                    -----------    -----------
Revenues:
      Software licenses ..........................  $    39,350    $    92,158
      Consulting and services ....................       76,877         84,721
                                                    -----------    -----------
              Total revenues .....................      116,227        176,879
                                                    -----------    -----------
Cost of revenues:
      Cost of software licenses ..................          130          2,044
      Cost of consulting and services ............       46,323         38,426
                                                    -----------    -----------
              Total cost of revenues .............       46,453         40,470
                                                    -----------    -----------
              Gross profit .......................       69,774        136,409
                                                    -----------    -----------
Operating costs and expenses:
      Selling, general and administrative ........      746,010      1,061,047
      Research and development ...................      139,486        134,463
                                                    -----------    -----------
              Total operating costs and
                  expenses .......................      885,496      1,195,510
                                                    -----------    -----------
              Loss from operations ...............     (815,722)    (1,059,101)

Interest expense .................................     (456,741)      (177,434)
                                                    -----------    -----------
              Loss before extraordinary item .....   (1,272,463)    (1,236,535)
Extraordinary loss on extinguishment of debt .....           --     (3,672,656)

                                                    -----------    -----------
            Net loss .............................   (1,272,463)    (4,909,191)
                                                    ===========    ===========

Net loss available to common stockholders ........  ($1,272,463)   ($5,569,204)
                                                    ===========    ===========
Basic and diluted loss per share:
      Loss before extraordinary item .............  $     (8.60)   $     (0.99)
      Extraordinary loss on extinguishment of debt           --          (1.93)
                                                    ===========    ===========
Net loss .........................................  $     (8.60)   $     (2.92)
                                                    ===========    ===========

Weighed average common shares
      used in basic and diluted loss per
        share ....................................      147,933      1,904,783
                                                    ===========    ===========


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Cash Flows

                                   (Unaudited)

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                              1998            1999
                                                          ------------    ------------
Cash flows from operating activities:
    Net loss ..........................................   $ (1,272,463)   $ (4,909,191)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
           Extraordinary loss on extinguishment of debt             --       3,672,656
            Deferred revenues .........................             --         (35,304)
            Depreciation and amortization .............         67,781          13,177
            Amortization of debt discount .............        140,414         130,758
            Compensation from grant of
                non-employee stock options
                  and warrants ........................          3,960              --
        Changes in assets and liabilities
            affecting operating cash flows:
                Accounts receivable ...................         88,610         110,406
                Other assets ..........................         (8,594)        (78,065)
                Accounts payable ......................       (226,599)       (555,006)
                Accrued interest ......................        316,776        (523,952)
                Accrued expenses ......................         37,769        (359,364)
                                                          ------------    ------------
Net cash used in operating activities .................       (852,346)     (2,533,885)
                                                          ------------    ------------
Cash flows used in investing activities:
    Purchases of short term investments ...............                     (5,368,446)
    Acquisition of fixed assets .......................        (15,122)        (52,478)
                                                          ------------    ------------
Net cash used in investing activities .................        (15,122)     (5,420,924)
                                                          ------------    ------------
Cash flows from financing activities:
    Proceeds from notes payable .......................      1,050,000              --
    Repayment of notes payable ........................                     (3,923,500)
    Proceeds from issuance of common stock ............                     19,831,011
    Cost of common stock issuance .....................                     (2,832,482)
                                                          ------------    ------------
Net cash provided by financing activities .............      1,050,000      13,075,029
                                                          ------------    ------------
Net increase in cash and cash equivalents .............        182,532       5,120,220
Cash and cash equivalents at beginning of
    period ............................................        173,262          30,893
                                                          ------------    ------------
Cash and cash equivalents at end of period ............   $    355,794    $  5,151,113
                                                          ============    ============


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                     Notes to Unaudited Financial Statements

1.   The Company

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

2.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

     The accompanying balance sheet as of March 31, 1999 and the statements of operations and cash flows for the three month periods ended March 31, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

3.   Net loss per share:

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Because their effects are anti-dilutive, net loss per share for the three periods ended March 31, 1998 and 1999 does not include the effect of 1) 98,349 (983,490 shares of common stock on an as-if converted basis) shares of convertible preferred stock outstanding as of March 31, 1998; 2) 59,618 and 242,897 of stock options outstanding as of March 31, 1998 and 1999, respectively; and 3) 17,125 (171,250 on an as-if converted basis) warrants to purchase outstanding shares of a series A convertible preferred stock as of March 31, 1998, and 446,254 and 1,921,421 warrants to purchase common stock as of March 31, 1998 and 1999, respectively.

     Net loss available to common stockholders represents net loss for the three months ended March 31, 1999 increased by a dividend of $659,990 issued in February 1999 to the then holders of Series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares (Note 5).

4.   Short Term Investments

     During the first quarter of 1999, the Company purchased short-term investments comprising of Euro Dollar bonds and medium and short term notes. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's short-term investments are classified as available-for-sale under SFAS 115 and reported at fair value, with changes in the unrealized holding gains or losses included in stockholders' equity. At March 31, 1999, available-for-sale securities comprised of Euro Dollar bonds and medium and short term notes of $4,337,899 and $1,030,547, respectively. Net unrealized gains or losses on these investments were immaterial at March 31, 1999.

5.   Underwritten public offering

     On February 22, 1999, the Company completed an underwritten public offering of 1,200,000 units at a price of $15.10 per unit. Each unit consists of two shares of common stock and a warrant to purchase one share of common stock at a price of $7.50 per share of common stock plus $.10 per warrant. Proceeds, net of discounts and commissions of $1,514,832, and offering expenses of $2,008,722, totaled $14,596,446. In addition, on March 30, 1999 the underwriter exercised their over-allotment option to purchase an additional 113,312 units for total proceeds net of discounts and commissions of $143,113, and offering expenses of $54,308 of $1,513,590. Upon completion of the Company's IPO, all shares of the Company's convertible preferred stock and certain debt, accrued interest and warrants converted into common stock of the Company. This transaction was reflected in the Company's first quarter 1999 results as follows:

Return of shares by officers of the Company

     In conjunction with the completion of the IPO, the Company cancelled 8,824 of series A convertible preferred stock (which converted to 88,240 shares of common stock) and 11,030 shares of common stock returned by certain officers of the Company. This resulted in the cancellation of 99,270 shares of common stock and was recorded as contributed capital.

Conversion of series A and B-1 convertible preferred stock

     Each share of the Company's  series A and B-1  convertible  preferred stock
outstanding   converted   into  797,600  and  20,411  shares  of  common  stock,
respectively.

Conversion of series B and C convertible preferred stock

     In conjunction with the completion of the IPO, the Company changed the conversion rate for series B and C convertible preferred stock to 20.3099 to 1 and 19.3702 to 1, respectively. As such, each share of the Company's series B and C convertible preferred stock outstanding converted into 112,763 and 63,586 shares of common stock, respectively. The value based on the IPO price of the 88,003 incremental common shares issued to Series B and C preferred holders resulting from the change in conversion rates was recorded as a dividend to the preferred stockholders in the amount of $659,990.

Conversion of outstanding warrants

     In conjunction with the completion of the IPO, the Company canceled warrants to acquire 107,687 shares of common stock in exchange for 30,836 shares of common stock.

6.   Extraordinary Loss

     In conjunction with the completion of the IPO, the Company repaid approximately $4,489,000 in principal of notes payable, accrued but unpaid interest and other related fees. The

Company also converted approximately $1,891,000 of principal of notes payable, accrued interest and outstanding warrants into 849,600 shares of common stock and cancelled warrants to purchase series A convertible preferred and common stock of 10,669 and 344,413, respectively, at exercise prices ranging from $6.85 to $182.78. The Company recorded an extraordinary loss of $3,672,656 on extinguishment of this debt based on the difference between (a) cash paid and the value of stock issued and (b) the book value of debt, accrued interest and warrants.

7.   Recent Accounting Pronouncements

     In December 1998, the Accounting Standards Executive Committee released Statement of Position ("SOP") No. 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." This SOP amends SOP 97-2 to provide a limited exception to the full deferral of revenue that the provisions of SOP 97-2 may require. Specifically, for software in which the entity has a contracted price for the entire arrangement and vendor-speicific objective evidence ("VSOE") of the fair value of each undelivered element exists, revenue for the delivered element(s) may be recognized based on the difference between the contract price and the VSOE of the fair value of the undelivered element(s), provided that all other revenue-recognition criteria of SOP 97-2 are met and the total fair value of the undelivered element(s) is less than or equal to the price for the entire software arrangement. The provisions of SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The Company does not believe that adoption of SOP 98-9 will have a material impact on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this document that are not purely historical are forward-looking statements concerning the business and products of the company. Actual results may differ from those projected or implied by such forward-looking statements depending on a number of risks and uncertainties including, but not limited to, the following: development, shipment and market acceptance. Other risks inherent in the business of the company are described in Securities and Exchange Commission filings, including the Company's prospectus dated February 17, 1999 on Form SB-2. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

Overview

     Digital Lava invested significant resources in sales, marketing, development and other operating activities during the quarter ended March 31,1999. Digital Lava believes that its success depends largely on building superior technology and quality into its products, extending its technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, Digital Lava expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, the historical growth in software license fees may not be sustainable in the future. In light of Digital Lava's limited operating history and rapid improvements in technology and marketing of its products, Digital Lava believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     Digital Lava has incurred significant net losses and negative cash flows from operations since inception, and as of March 31, 1999, had an accumulated deficit of $15,608,030. Digital Lava intends to continue to invest heavily in technology and infrastructure development, and marketing and promotion. As a result, Digital Lava believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that Digital Lava will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

Results of Operations

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

     Revenues

     Revenues increased to $176,879 for the quarter ended March 31, 1999 from $116,227 for the quarter ended March 31, 1998. The increase of $60,652 or 52.2% was primarily due to an increase in sales of software licenses mainly attributable to repeat business from the current customer base. Software license revenues accounted for approximately 52.1% and 33.9% of revenues for the quarter ended March 31, 1999 and 1998, respectively. Consulting and services revenues accounted for approximately 47.9% and 66.1% of revenues for the quarter ended March 31, 1999 and 1998, respectively. Digital Lava's largest customer accounted for 19.2% and 55.3% of revenues for the three months ended March 31, 1999 and 1998, respectively. Digital Lava anticipates that software license revenue will continue to account for a larger share of revenues for the foreseeable future.

     Cost of Revenues

     Cost of revenues consist primarily of the cost of materials, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues decreased to $40,470, or 22.9% of revenues, for quarter ended March 31, 1999 from $46,323, or 39.9% of revenues, for the quarter ended March 31, 1998. This decrease was primarily due to decreased costs associated with consulting and services revenue in the first quarter of 1999. Digital Lava expects its cost of revenue to continue to increase in dollar amount while declining as a percentage of revenue as Digital Lava expands its customer base.

     Operating Costs and Expenses

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, fees for professional services and depreciation and amortization. Selling, general and administrative expenses increased to $1,061,047, or 599.9% of revenues, for the quarter ended March 31, 1999, from $746,140, or 642.0% of revenues, for the quarter ended March 31, 1998. The increase was primarily due to increased compensation, increased spending on, trade shows, additional personnel and professional fees required to build an infrastructure to support Digital Lava's products and anticipated growth. Digital Lava expects that selling, general and administrative expenses will increase in absolute dollars as Digital Lava continues to hire personnel and incurs expense related to the further growth of the business and its operation as a public company.

     Research and Development Expenses. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses decreased to $134,463, or 76.0% of revenues, for the quarter ended March 31, 1999 from $139,486, or 120.0% of revenues, for the quarter ended March 31, 1998. The dollar decrease was primarily due to the reduced usage of outside contractors in the first quarter of 1999. Research and development expenses decreased as a percentage of revenue because of the growth level in revenues relative to the growth in the cost structure for research and development. Digital Lava believes that significant investments in technology and content development are required to maintain a technological lead and remain competitive and, therefore, expects that its research and development expenses will increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to continue to decline as a percentage of revenues.

     Interest Expense. Interest expense includes interest expense related to Digital Lava's financing obligations and the amortization of debt discount. Interest expense decreased to $177,434 for the quarter ended March 31, 1999 from $456,741 for the quarter ended March 31, 1998. The decrease was primarily due to the retirement of notes payable issued by Digital Lava in conjunction with the completion of the initial public offering. Interest expense for the quarter ended March 31, 1999 and march 31, 1998 included amortization of debt discount of $130,758 and $140,414, respectively.

     Loss before extraordinary item. For the quarter ended March 31, 1999, Digital Lava's loss before extraordinary item totaled $1,236,535 as compared to $1,272,463 for the quarter ended March 31, 1998.

     Extraordinary  Item.  In the  quarter  ended  March 31,  1999,  the Company
recorded   an   extraordinary   charge  of   $3,672,656   associated   with  the
extinguishment of debt.

Liquidity and Capital Resources

     On February 22, 1999, Digital Lava completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,446. On March 30, 1999 Digital Lava completed the exercise by its underwriter of the over allotment option of 113,312 units and received aggregate proceeds of $1,711,011 and net proceeds of $1,513,590. During the period from completion of the Offering through March 31, 1999, Digital Lava has used approximately 1) $4,489,000 of the proceeds to repay bridge notes; 2) $135,000 for product development expenses; 3) $325,000 for sales and marketing expenses; 4) $116,000 for facilities and other capital expenditures; and 5) $558,000 for working capital and general corporate purposes. In addition, during the first quarter of 1999, Digital Lava used approximately $1.4 million of such net proceeds to pay expenses of the offering. None of the payments described in this paragraph represented a direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

     Net cash used in operating activities was $2,533,885 for the quarter ended March 31, 1999 as compared to $852,346 for the quarter ended March 31, 1998 resulting primarily from the net loss and payment of accrued expenses partially offset by the non-cash extraordinary loss.

     Cash flows used in investing activities was $5,420,924 for the quarter ended March 31, 1999 as compared to $15,122 for March 31, 1998 resulting primarily from the purchase of short term securities.

     Net cash provided by financing activities was $13,075,029 for the quarter ended March 31, 1999 as compared to $1,050,000 for the quarter ended March 31, 1998. The increase was due to net proceeds received due to the completion of the company's initial public offering and the underwriter's exercise of their over-allotment option offset by repayment of notes payable.

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

     Digital Lava currently anticipates that current cash balances, short-term investments and cash provided by operations will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. Digital Lava anticipates it will be required to seek additional funding either through additional public or private sales of its securities or through debt financing. Such options are currently under consideration.

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

                                     Part II

                                Other Information

Item 1    Legal Proceedings                                                NONE

Item 2    Changes in Securities and Use of Proceeds

Use of Proceeds from IPO

     On February 22, 1999, Digital Lava completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,446. On March 30, 1999 Digital Lava completed the exercise by its underwriter of the over allotment option of 113,312 units and received aggregate proceeds of $1,711,011 and net proceeds of $1,513,590. During the period from completion of the Offering through March 31, 1999, Digital Lava has used approximately 1) $4,489,000 of the proceeds to repay bridge notes; 2) $135,000 for product development expenses; 3) $325,000 for sales and marketing expenses; 4) $116,000 for facilities and other capital expenditures; and 5) $558,000 for working capital and general corporate purposes. In addition, during the first quarter of 1999, Digital Lava used approximately $1.4 million of such net proceeds to pay expenses of the offering. None of these offering expenses represented a direct or indirect payment to (i) directors, officers or general partners of the Company or to their associates, (ii) persons owning 10% or more of any class of equity securities of the Company or (iii) affiliates of the Company.

Item 3    Defaults upon Senior Securities                                  NONE

Item 4    Submission of Matters to Vote of Security Holders                NONE

Item 5    Other Information                                                NONE

Item 6    Exhibits and Reports on Form 8-K                                 NONE

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DIGITAL LAVA INC.
Dated: May 17, 1999

                             by:   /s/ Danny Gampe
                                   --------------------------------------------
                                   Danny Gampe
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)
                                   and Vice President, Finance