Form 10-Q
period 1999-06-30
DIGITAL LAVA INC
filed 1999-08-16
CIK 1068169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       For the quarter ended June 30, 1999

                         Commission file number: 1-14831


                                DIGITAL LAVA INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                        95-4584080
(State or other jurisdiction of                        (IRS Employer Id. No.)
incorporation or organization)

                          13160 Mindanao Way, Suite 350
                            Marina del Rey, CA 90292
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 577-0200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.


As of August 13, 1999, the Registrant had 4,634,387 shares of its $.0001 par value Common Stock issued and outstanding.

                                Digital Lava Inc.

                                Table of Contents


Part I            FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheet                                                3

                  Statement of Operations, Three Months ended June 30          4

                  Statement of Operations, Six Months ended June 30            5

                  Statement of Cash Flows                                      6

                  Notes to Unaudited Financial Statements                      7

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            10

Part II           OTHER INFORMATION

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities                                       14

         Item 3.  Defaults upon Senior Securities                             14

         Item 4.  Submission of Matters to Vote of Security Holders           14

         Item 5.  Other Information                                           14

         Item 6.  Exhibits and Reports on Form 8-K                            14

Signature

Part I.  Financial Information

Item 1.  Financial Statements

                                DIGITAL LAVA INC.

                                  Balance Sheet
                                   (Unaudited)

                                                                      June 30,       December 31,
                                                                        1999             1998
                                                                     ------------    ------------
                                     Assets
Current Assets:
      Cash and cash equivalents ..................................   $    639,430    $     30,893
      Short term investments .....................................      7,877,885              --
      Accounts receivable ........................................        226,966         204,196
      Other current assets .......................................        193,859          16,731
      Deferred Offering Costs ....................................             --         888,493
                                                                     ------------    ------------
              Total current assets ...............................      8,938,140       1,140,313
Fixed assets, net ................................................        161,710          59,647
Restricted cash ..................................................        437,500            --
Other assets .....................................................         17,119          16,965
                                                                     ------------    ------------
                                                                     $  9,554,469    $  1,216,925
                                                                     ============    ============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
      Accounts payable ...........................................   $     97,928    $    698,746
      Accrued interest ...........................................             --         998,619
      Accrued expenses ...........................................         28,027         404,537
      Notes payable, net of debt discount ........................             --       5,008,634
      Deferred revenue ...........................................        160,409         186,909
                                                                     ------------    ------------
              Total current liabilities ..........................        286,364       7,297,445
                                                                     ------------    ------------
Stockholders' equity/(deficit):
      Convertible  preferred  stock - Series A, B, B-1
            and C, $.0001 par value; 5,000,000 shares authorized;
            98,349 shares issued and outstanding
            (liquidation preference of $1,626,965) at December 31,
            1998; none issued and outstanding at June 30, 1999 ....            --               9
      Common stock, $0.0001 par value; 35,000,000 shares
            authorized; 4,634,387 and 131,524 shares issued
            and outstanding at June 30,1999 and December 31,
            1998, respectively ...................................            463              13
      Additional paid-in capital .................................     26,085,901       4,618,297
      Accumulated deficit ........................................    (16,818,259)    (10,698,839)
                                                                     ------------    ------------
              Total stockholders' equity (deficit) ...............      9,268,105      (6,080,520)
                                                                     ------------    ------------
                                                                     $  9,554,469    $  1,216,925
                                                                     ============    ============


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------
Revenues:
      Software licenses ......................     $   139,866      $   224,835
      Consulting and services ................          55,553           50,835
                                                   -----------      -----------
              Total revenues .................         195,419          275,670
                                                   -----------      -----------
Cost of revenues:
      Cost of software licenses ..............             205            7,428
      Cost of consulting and services ........          13,652           37,986
                                                   -----------      -----------
              Total cost of revenues .........          13,857           45,414
                                                   -----------      -----------
              Gross profit ...................         181,562          230,256
                                                   -----------      -----------
Operating costs and expenses:
      Selling, general and administrative ....       1,321,172        1,257,048
      Research and development ...............         221,104          128,028
                                                   -----------      -----------
              Total operating costs and
                  expenses ...................       1,542,276        1,385,076
                                                   -----------      -----------
              Loss from operations ...........      (1,360,714)      (1,154,820)

Interest income(expense) .....................         150,485         (352,724)
                                                   -----------      -----------
Net loss .....................................     ($1,210,229)     ($1,507,544)
                                                   ===========      ===========
Basic and diluted net loss per share .........     $      (.26)     $    (11.46)
                                                   ===========      ===========

Weighed average common shares
      used in basic and diluted loss per
        share ................................       4,634,387          131,524
                                                   ===========      ===========



See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                     --------------------------
                                                         1999           1998
                                                     -----------    -----------
Revenues:
      Software licenses ..........................   $   232,024    $   264,185
      Consulting and services ....................       140,274        127,712
                                                     -----------    -----------
              Total revenues .....................       372,298        391,897
                                                     -----------    -----------
Cost of revenues:
      Cost of software licenses ..................         2,249          7,558
      Cost of consulting and services ............        52,078         84,309
                                                     -----------    -----------
              Total cost of revenues .............        54,327         91,867
                                                     -----------    -----------
              Gross profit .......................       317,971        300,030
                                                     -----------    -----------
Operating costs and expenses:
      Selling, general and administrative ........     2,382,219      2,003,058
      Research and development ...................       355,567        267,514
                                                     -----------    -----------
              Total operating costs and
                  expenses .......................     2,737,786      2,270,572
                                                     -----------    -----------
              Loss from operations ...............    (2,419,815)    (1,970,542)

Interest expense .................................       (26,949)      (809,465)
                                                     -----------    -----------
              Loss before extraordinary item .....    (2,446,764)    (2,780,007)
Extraordinary loss on extinguishment of debt .....    (3,672,656)          --
                                                     -----------    -----------
            Net loss .............................    (6,119,420)    (2,780,007)
                                                     ===========    ===========

Net loss available to common stockholders ........   ($6,779,433)   ($2,780,007)
                                                     ===========    ===========
Basic and diluted loss per share:
      Loss before extraordinary item .............   $      (.95)   $    (21.14)
      Extraordinary loss on extinguishment of debt         (1.13)            --
                                                     ===========    ===========
Net loss .........................................   $     (2.08)   $    (21.14)
                                                     ===========    ===========

Weighed average common shares
      used in basic and diluted loss per
        share ....................................     3,263,223        131,524
                                                     ===========    ===========



See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Cash Flows

                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                          ----------------------------
                                                              1999            1998
                                                          ------------    ------------
Cash flows from operating activities:
    Net loss ..........................................   $ (6,119,420)   $ (2,780,007)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
           Extraordinary loss on extinguishment of debt      3,672,656              --
            Deferred costs ............................                        (96,672)
            Deferred revenues .........................        (26,500)        733,121
            Depreciation and amortization .............         30,482         111,705
            Amortization of debt discount .............        130,758         293,785
            Compensation from grant of
                non-employee stock options
                  and warrants ........................             --         392,420
        Changes in assets and liabilities
            affecting operating cash flows:
                Accounts receivable ...................        (22,770)       (458,742)
                Other assets ..........................       (180,799)        (20,941)
                Accounts payable ......................       (600,818)        (87,824)
                Accrued interest ......................       (523,954)        517,630
                Accrued expenses ......................       (376,510)        240,442
                                                          ------------    ------------
Net cash used in operating activities .................     (4,016,875)     (1,155,083)
                                                          ------------    ------------
Cash flows used in investing activities:
    Purchases of short term investments ...............     (7,877,885)             --
    Restricted cash ...................................       (437,500)             --
    Acquisition of fixed assets .......................       (134,232)        (23,992)
                                                          ------------    ------------
Net cash used in investing activities .................     (8,449,617)        (23,992)
                                                          ------------    ------------
Cash flows from financing activities:
    Proceeds from notes payable .......................                      1,050,000
    Repayment of notes payable ........................     (3,923,500)             --
    Proceeds from issuance of common stock ............     19,831,011              --
    Cost of common stock issuance .....................     (2,832,482)             --
                                                          ------------    ------------
Net cash provided by financing activities .............     13,075,029       1,050,000
                                                          ------------    ------------
Net increase in cash and cash equivalents .............        608,537        (129,075)
Cash and cash equivalents at beginning of
    period ............................................         30,893         173,262
                                                          ------------    ------------
Cash and cash equivalents at end of period ............   $    639,430    $     44,187
                                                          ============    ============



See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                    Notes to (Unaudited) Financial Statements

1.   The Company

     Digital Lava Inc., a Delaware corporation (the "Company"), develops and markets rich mixed media software applications for corporate training, communications, distance learning, research and other applications. The Company's technology allows users to organize and manage video content, link video to other types of files and publish video with all of the linked information on CD-ROM or DVD, corporate intranets or the public Internet.

2.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

     The accompanying balance sheet as of June 30, 1999 and the statements of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

3.   Net loss per share:

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Because their effects are anti-dilutive, net loss per share for the three and six month periods ended June 30, 1999 and 1998 does not include the effect of 1) 98,349 (983,490 shares of common stock on an as-if converted basis) shares of convertible preferred stock outstanding as of June 30, 1998; 2) 250,000 and 59,618 of stock options outstanding as of June 30, 1999 and 1998, respectively; 3) 17,125 (171,250 on an as-if converted basis) warrants to purchase outstanding shares of a series A convertible preferred stock as of June 30, 1998, and 2,272,694 and 446,254 warrants to purchase common stock as of June 30, 1999 and 1998, respectively.

     Net loss available to common stockholders represents net loss for the six months ended June 30, 1999 increased by a dividend of $660,013 issued in February 1999 to the then holders of Series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares (Note 5).

4.   Short Term Investments

     During the first six months of 1999, the Company purchased short-term investments comprised of Euro Dollar bonds and medium and short term notes. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's short-term investments are classified as available-for-sale under SFAS 115 are reported at fair value. At June 30, 1999, available-for-sale securities comprised of Euro Dollar bonds and medium and short term notes of $4,866,262 and $3,011,623, respectively.

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

Conversion of series B and C convertible preferred stock

     In conjunction with the completion of the IPO, the Company changed the conversion rate for series B and C convertible preferred stock to 20.3099 to 1 and 19.3702 to 1, respectively. As such, each share of the Company's series B and C convertible preferred stock outstanding converted into 112,763 and 63,586 shares of common stock, respectively. The value based on the IPO price of the 88,003 incremental common shares issued to Series B and C preferred holders resulting from the change in conversion rates was recorded as a dividend to the preferred stockholders in the amount of $660,013.

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

8.   Commitments and Contingencies

     Operating leases

     The Company entered into a non-cancelable operating lease for its facility which expires in August 2005. Under the terms of this agreement, a letter of credit was created as security for the lease. Restricted cash of $437,500 secured that letter of credit at June 30, 1999. As part of the facility transition, the former operating lease was retired at a cost of $40,880. Future minimum lease payments required under the non-cancelable operating leases are $198,017, $525,118, $533,789, $553,235, $563,114 and $592,752 for the six months ending December 31, 1999 and years ending December 31, 2000, through 2004, respectively.

9.   Non-Cash Items

     Non-cash items occurring in the six-month period ended June 30, 1999 included conversion of debt and associated interested in conjunction with the initial public offering in the first quarter of 1999 of $1,690,556, and an extraordinary loss of $3,672,656 in conjunction with the conversion of the debt, conversion of warrants to purchase series A convertible preferred stock and common stock..

     Non-Cash items occurring in the six month period ended June 30, 1998 included the fair value of warrants issued to note holders of $294,245, and the fair value of warrants issued to consultants in connection with debt offerings $42,204. Both fair value amounts were determined using the Black-Scholes model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this document that are not purely historical are forward-looking statements concerning the business and products of the company. Actual results may differ from those projected or implied by such forward-looking statements depending on a number of risks and uncertainties including, but not limited to, the following: development and market acceptance. Other risks inherent in the business of the company are described in Securities and Exchange Commission filings, including the Company's prospectus dated February 17, 1999 on Form SB-2. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

Overview

     Digital Lava invested significant resources in sales, marketing, and development activities during the quarter ended June 30,1999. Digital Lava believes that its success depends largely on building superior technology and quality into its products, extending its technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, Digital Lava expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, growth in software license fees and service revenue may not be sustainable in the future. In light of Digital Lava's limited operating history and rapid changes in technology and increased marketing of its products, Digital Lava believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     Digital Lava has incurred significant net losses and negative cash flows from operations since inception, and as of June 30, 1999, had an accumulated deficit of $16,818,259. Digital Lava intends to continue to invest heavily in technology and infrastructure development, and marketing and promotion. As a result, Digital Lava believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that Digital Lava will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

Results of Operations

Comparison of the three and six months ended June 30, 1999 to the three and six months ended June 30, 1998

     Revenues

     Revenues decreased to $195,419 for the quarter ended June 30, 1999 from $275,670 for the quarter ended June 30, 1998. The decrease of $80,251 or 29.1% was primarily due to a decrease in sales of software licenses. Software license revenues accounted for approximately 71.6% and 81.6% of revenues for the quarter ended June 30, 1999 and 1998, respectively. Consulting and services revenues accounted for approximately 28.4% and 18.4% of revenues for the quarter ended June 30, 1999 and 1998, respectively. Digital Lava's largest customer accounted for 45.6% and 71.8% of revenues for the three months ended June 30, 1999 and 1998, respectively. Digital Lava anticipates that services revenue will account for an increasing share of revenues for the foreseeable future.

     For the six months ended June 30, 1999, revenues decreased to $372,298 from $391,897 for the six months ended June 30, 1998. The decrease of $19,599 or 5.0% was due to a decrease in software license sales. Software license revenues accounted for approximately 62.3% and 67.4% of revenues for the six months ended June 30, 1999 and 1998, respectively. Consulting and services revenues accounted for approximately 37.7% and 32.6% of revenues for the six months ended June 30, 1999 and 1998, respectively.

     Cost of Revenues

     Cost of revenues consist primarily of the cost of materials, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues decreased to $13,857, or 7.1% of revenues, for quarter ended June 30, 1999 from $45,414, or 16.5% of revenues, for the quarter ended June 30, 1998. This decrease was primarily due to decreased costs associated with consulting and services revenue during the quarter. Digital Lava expects its cost of revenue to increase in dollar amount while declining as a percentage of revenue as Digital Lava expands its customer base.

     Costs of revenues decreased to $54,327, or 14.6% of revenues, for the six months ended June 30, 1999 from $91,867, or 23.4% of revenues, for the same period in 1998. This decrease was primarily due to decreased costs associated with consulting and services revenue during the six month period.

     Operating Costs and Expenses

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, fees for professional services and depreciation and amortization. Selling, general and administrative expenses increased to $1,321,172 for the quarter ended June 30, 1999 from $1,257,048 for the quarter ended June 30, 1998. The increase was primarily due to increased spending on, trade shows, additional personnel and professional fees required to build an infrastructure to support Digital Lava's products and anticipated growth. Digital Lava expects that selling, general and administrative expenses will increase in absolute dollars as Digital Lava continues to hire personnel and incurs expense related to the further growth of the business and its operation as a public company.

     Selling, general and administrative expenses increased to $2,382,219 for the six months ended June 30, 1999 from $2,003,058 for the same period in 1998. The increase was primarily due to increased spending on additional personnel, sales and marketing required to build an infrastructure to support Digital Lava's products and anticipated growth.

     Research and Development Expenses. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses increased to $221,104, or 113.1% of revenues, for the quarter ended June 30, 1999 from $128,028, or 46.4% of revenues, for the quarter ended June 30, 1998. The dollar increase was primarily due to the increased personnel hired during the second quarter of 1999. Digital Lava believes that significant investments in technology and content development are required to maintain a technological lead and remain competitive and, therefore, expects that its research and development expenses will increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to continue to decline as a percentage of revenues.

     Research and development expenses increased to $355,567, or 95.5% of revenues, for the six months ended June 30, 1999 from $267,514, or 68.3% of revenues, for the same period in 1998. The increase was primarily due to the increased personnel hired during the first six months of the year.

     Interest Income/(Expense). Interest income includes income earned from the short term investments of cash balances. Interest expense includes interest expense related to Digital Lava's financing obligations and the amortization of debt discount in 1998. Interest income (expense) increased to income of $150,485 for the quarter ended June 30, 1999 from an expense level of $352,724 for the quarter ended June 30, 1998. The increase in income and decrease in expense was primarily due to the retirement of notes payable issued by Digital Lava in conjunction with the completion of the initial public offering and the investment of cash in short term marketable securities. Interest expense for the quarter ended June 30, 1998 included amortization of debt discount of $153,373.

     Interest expense decreased to $26,949 for the six month period ended June 30, 1999 from $809,465 in the first six months of 1998. The decrease was primarily due to the retirement of notes payable in the first quarter of 1999 in conjunction with the completion of the initial public offering and the investment of cash in short term marketable securities. Interest expense for the six months ended June 30, 1998 included amortization of debt discount of $293,789.

     Loss from Operations. For the quarter ended June 30, 1999, Digital Lava's loss from operations totaled $1,210,229 as compared to $1,507,544 for the quarter ended June 30, 1998.

     For the six months ended June 30, 1999, Digital Lava's loss from operations totaled $2,419,815 as compared to $1,970,542 for the same period ended June 30, 1998.

     Extraordinary  Item.  In the  quarter  ended  March 31,  1999,  the Company
recorded   an   extraordinary   charge  of   $3,672,656   associated   with  the
extinguishment of debt.


Liquidity and Capital Resources

     On February 22, 1999, Digital Lava completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,446. Digital Lava used approximately $4,489,000 of the proceeds to repay bridge notes. On March 30, 1999 Digital Lava completed the exercise by its underwriter of the over allotment option of 113,312 units and received aggregate proceeds of $1,711,011 and net proceeds of $1,513,590. During the period from completion of the Offering through June 30, 1999, Digital Lava has used approximately 1) $4,489,000 of the proceeds to repay bridge notes; 2) $356,000 for product development expenses; 3) $785,000 for sales and marketing expenses; 4) $278,000 for facilities and other capital expenditures; and 4) $1,685,000 for working capital and general corporate purposes.

     Net cash used in operating activities was $4,016,875 for the six months ended June 30, 1999 as compared to $1,155,083 for the six months ended June 30, 1998 resulting primarily from the net loss and payment of accrued expenses partially offset by the non-cash extraordinary loss.

     Cash flows used in investing activities was $8,449,617 for the six months ended June 30, 1999 as compared to $23,992 for the six months ended June 30, 1998 resulting primarily from the purchase of short term securities.

     Net cash provided by financing activities was $13,075,029 for the six months ended June 30, 1999 as compared to $1,050,000 for the six months ended June 30, 1998. The increase was due to net proceeds received due to the completion of the company's initial public offering and the underwriter's exercise of their over-allotment option offset by repayment of notes payable.

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

Item 2        Changes in Securities                                        NONE

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


                               DIGITAL LAVA INC.
Dated: August 13, 1999

                               by:  /s/ Danny Gampe
                                    --------------------------
                                    Danny Gampe
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)
                                    and Vice President, Finance