Form 10-Q
period 1999-09-30
DIGITAL LAVA INC
filed 1999-11-15
CIK 1068169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                    For the quarter ended September 30, 1999

                         Commission file number: 1-14831


                                DIGITAL LAVA INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             95-4584080
            --------                                             ----------
(State or other jurisdiction of                           (IRS Employer Id. No.)
incorporation or organization)

                          13160 Mindanao Way, Suite 350
                            Marina del Rey, CA 90292
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 577-0200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

As of November 12, 1999, the Registrant had 4,636,887 shares of its $.0001 par value Common Stock issued and outstanding.

                                Digital Lava Inc.

                                Table of Contents


Part I        FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Balance Sheet                                                   3

              Statement of Operations, Three Months ended September 30        4

              Statement of Operations, Nine Months ended September 30         5

              Statement of Cash Flows                                         6

              Notes to Unaudited Financial Statements                         7

     Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                10

Part II       OTHER INFORMATION

     Item 1.  Legal Proceedings                                               14

     Item 2.  Changes in Securities                                           14

     Item 3.  Defaults upon Senior Securities                                 14

     Item 4.  Submission of Matters to Vote of Security Holders               14

     Item 5.  Other Information                                               14

     Item 6.  Exhibits and Reports on Form 8-K                                14

Signature

Part I.  Financial Information

Item 1.  Financial Statements

                                                          DIGITAL LAVA INC.
                                                            Balance Sheet
                                                             (Unaudited)

                                                                                                September 30,          December 31,
                                                                                                    1999                   1998
                                                                                                ------------           ------------
                                     Assets
Current Assets:
      Cash and cash equivalents ......................................................          $  1,690,847           $     30,893
      Short term investments .........................................................             4,740,561                     --
      Accounts receivable ............................................................               456,383                204,196
      Other current assets ...........................................................               198,212                 16,731
      Deferred offering costs ........................................................                    --                888,493
                                                                                                ------------           ------------
              Total current assets ...................................................             7,086,003              1,140,313
Fixed assets, net ....................................................................               516,637                 59,647
Restricted cash ......................................................................               551,510                     --
Other assets .........................................................................                27,119                 16,965
                                                                                                ------------           ------------
                                                                                                $  8,181,269           $  1,216,925
                                                                                                ============           ============
                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
      Accounts payable ...............................................................          $    235,617           $    698,746
      Accrued interest ...............................................................                    --                998,619
      Accrued expenses and other current liabilities .................................               290,848                404,537
      Notes payable, net of debt discount ............................................                    --              5,008,634
      Deferred revenue ...............................................................               106,153                186,909
                                                                                                ------------           ------------
              Total current liabilities ..............................................               632,618              7,297,445
                                                                                                ------------           ------------

Long term portion of capital lease ...................................................                23,744                     --

Stockholders' equity/(deficit):
      Convertible  preferred  stock - Series A, B, B-1
           and C, $.0001 par value; 5,000,000 shares
           authorized; 98,349 shares issued and outstanding
           (liquidation preference of $1,626,965) at December 31,
           1998; none issued and outstanding at September 30, 1999 ...................                    --                      9
      Common stock, $0.0001 par value; 35,000,000 shares
            authorized; 4,636,887 and 131,524 shares issued
            and outstanding at September 30, 1999 and
            December 31, 1998, respectively ..........................................                   463                     13
      Additional paid-in capital .....................................................            26,091,107              4,618,297
      Accumulated deficit ............................................................           (18,652,395)           (10,698,839)
      Accumulated other comprehensive income .........................................                85,732                     --
                                                                                                ------------           ------------
              Total stockholders' equity/(deficit) ...................................             7,524,907             (6,080,520)
                                                                                                ------------           ------------
                                                                                                $  8,181,269           $  1,216,925
                                                                                                ============           ============


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                                         Three Months Ended September 30,
                                                                     ---------------------------------------
                                                                        1999                        1998
                                                                     -----------                 -----------
Revenues:
      Software licenses ........................................     $    63,073                 $   567,905
      Services .................................................         294,144                     187,830
                                                                     -----------                 -----------
              Total revenues ...................................         357,217                     755,735
                                                                     -----------                 -----------
Cost of revenues:
      Cost of software licenses ................................          38,018                         280
      Cost of services .........................................          66,134                     152,192
                                                                     -----------                 -----------
              Total cost of revenues ...........................         104,152                     152,472
                                                                     -----------                 -----------
              Gross profit .....................................         253,065                     603,263
                                                                     -----------                 -----------
Operating costs and expenses:
      Selling, general and administrative ......................       1,754,946                     770,176
      Research and development .................................         292,856                      66,628
                                                                     -----------                 -----------
              Total operating costs and
                  expenses .....................................       2,047,802                     836,804
                                                                     -----------                 -----------
              Loss from operations .............................      (1,794,737)                   (233,541)

Other expense, net .............................................         (39,396)                   (247,666)
                                                                     -----------                 -----------
Net loss .......................................................     ($1,834,133)                ($  481,207)
                                                                     ===========                 ===========
Basic and diluted net loss per share ...........................     $      (.40)                $     (3.66)
                                                                     ===========                 ===========

Weighed average common shares
      used in basic and diluted loss per
        share ..................................................       4,636,887                     131,524
                                                                     ===========                 ===========


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                                         Nine Months Ended September 30,
                                                                      -------------------------------------
                                                                         1999                      1998
                                                                      -----------               -----------
Revenues:
      Software licenses ........................................      $   295,097               $   832,090
      Services .................................................          434,418                   315,542
                                                                      -----------               -----------
              Total revenues ...................................          729,515                 1,147,632
                                                                      -----------               -----------
Cost of revenues:
      Cost of software licenses ................................           40,267                     7,708
      Cost of services .........................................          118,212                   236,631
                                                                      -----------               -----------
              Total cost of revenues ...........................          158,479                   244,339
                                                                      -----------               -----------
              Gross profit .....................................          571,036                   903,293
                                                                      -----------               -----------
Operating costs and expenses:
      Selling, general and administrative ......................        4,137,165                 2,773,240
      Research and development .................................          648,423                   334,142
                                                                      -----------               -----------
              Total operating costs and
                  expenses .....................................        4,785,588                 3,107,382
                                                                      -----------               -----------
              Loss from operations .............................       (4,214,552)               (2,204,089)

Other expense, net .............................................          (66,345)               (1,057,131)
                                                                      -----------               -----------
              Loss before extraordinary item ...................       (4,280,897)               (3,261,220)
Extraordinary loss on extinguishment of debt ...................       (3,672,656)                       --

                                                                      -----------               -----------
            Net loss ...........................................       (7,953,553)               (3,261,220)
                                                                      ===========               ===========

Net loss available to common stockholders ......................      ($8,613,566)              ($3,261,220)
                                                                      ===========               ===========
Basic and diluted loss per share:
      Loss before extraordinary item ...........................      $     (1.33)              $    (24.80)
      Extraordinary loss on extinguishment of debt .............             (.98)                       --
                                                                      ===========               ===========
Net loss .......................................................      $     (2.31)              $    (24.80)
                                                                      ===========               ===========

Weighed average common shares
      used in basic and diluted loss per
        share ..................................................        3,722,284                   131,524
                                                                      ===========               ===========


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Cash Flows

                                   (Unaudited)

                                                                                Nine Months Ended September 30,
                                                                             ------------------------------------
                                                                                 1999                    1998
                                                                             ------------            ------------
Cash flows from operating activities:
    Net loss ..........................................................      $ (7,953,553)           $ (3,261,220)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
           Extraordinary loss on extinguishment of debt ...............         3,672,656                      --
            Deferred revenues .........................................           (80,756)                186,254
            Depreciation and amortization .............................            63,343                 147,526
            Amortization of debt discount .............................           130,758                 544,905
            Compensation from grant of
                non-employee stock options
                  and warrants ........................................                --                 396,381
        Changes in assets and liabilities
            affecting operating cash flows:
                Accounts receivable ...................................          (252,187)                (16,840)
                Other assets ..........................................          (195,150)                (14,543)
                Accounts payable ......................................          (463,129)                 33,251
                Accrued interest ......................................          (523,952)                634,737
                Accrued expenses and other current liabilities ........          (124,935)                451,177
                                                                             ------------            ------------
Net cash used in operating activities .................................        (5,726,905)               (898,372)
                                                                             ------------            ------------
Cash flows used in investing activities:
    Purchases of short term investments ...............................        (8,144,829)                     --
    Sales of short term investments ...................................         3,489,997                      --
    Restricted cash ...................................................          (551,510)                     --
    Deferred offering costs ...........................................                --                (289,112)
    Acquisition of fixed assets .......................................          (481,828)                (23,992)
                                                                             ------------            ------------
Net cash used in investing activities .................................        (5,688,170)               (313,104)
                                                                             ------------            ------------
Cash flows from financing activities:
    Proceeds from notes payable .......................................                --               1,050,000
    Repayment of notes payable ........................................        (3,923,500)                     --
    Proceeds from issuance of common stock ............................        19,831,011                      --
    Cost of common stock issuance .....................................        (2,832,482)                     --
                                                                             ------------            ------------
Net cash provided by financing activities .............................        13,075,029               1,050,000
                                                                             ------------            ------------
Net increase/(decrease) in cash and cash equivalents ..................         1,659,954                (161,476)
Cash and cash equivalents at beginning of
    period ............................................................            30,893                 173,262
                                                                             ------------            ------------
Cash and cash equivalents at end of period ............................      $  1,690,847            $     11,786
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

2.   Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

     The accompanying balance sheet as of September 30, 1999 and the statements of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998.

3.   Net loss per share:

     The Company's net loss per share calculations are based upon the weighted average number of shares of common stock outstanding. Because their effects are anti-dilutive, net loss per share for the three and nine month periods ended September 30, 1999 and 1998 does not include the effect of 1) 98,349 (983,490 shares of common stock on an as-if converted basis) shares of convertible preferred stock outstanding as of September 30, 1998; 2) 712,570 and 59,618 of stock options outstanding as of September 30, 1999 and 1998, respectively; 3) 17,125 (171,250 on an as-if converted basis) warrants to purchase outstanding shares of a series A convertible preferred stock as of September 30, 1998, and
4) 2,272,575 and 446,254 warrants to purchase common stock as of September 30, 1999 and 1998, respectively.

     Net loss available to common stockholders represents net loss for the nine months ended September 30, 1999 increased by a dividend of $660,013 recorded in February 1999 to the then holders of Series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares (Note 5).

4.   Short Term Investments

     During the first nine months of 1999, the Company purchased short-term investments comprised of Euro Dollar bonds and medium and short term notes. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's short-term investments are classified as available-for-sale under SFAS 115 and are reported at fair value. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity, net of tax, and represented an unrealized gain of $85,732 at September 30, 1999. At September 30, 1999, available-for-sale securities were comprised of Euro Dollar bonds and medium and short term notes of $3,112,083 and $1,628,478, respectively.

5.   Underwritten public offering

     On February 22, 1999, the Company completed an underwritten public offering of 1,200,000 units at a price of $15.10 per unit. Each unit consists of two shares of common stock and a warrant to purchase one share of common stock at a price of $7.50 per share of common stock plus $.10 per warrant. Proceeds, net of discounts and commissions of $1,514,832, and offering expenses of $2,008,722, totaled $14,596,469. In addition, on March 30, 1999 the underwriter exercised their over-allotment option to purchase an additional 113,312 units for total proceeds, net of discounts and commissions of $143,113, and offering expenses of $54,308, of $1,513,567. Upon completion of the Company's IPO, all shares of the Company's convertible preferred stock and certain debt, accrued interest and warrants converted into common stock of the Company. This transaction was reflected in the Company's first quarter 1999 results as follows:

Return of shares by officers of the Company

     In conjunction with the completion of the IPO, the Company cancelled 8,824 of series A convertible preferred stock (which converted to 88,222 shares of common stock) and 11,030 shares of common stock returned by certain officers of the Company. This resulted in the cancellation of 99,250 shares of common stock and was recorded as contributed capital.

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

Conversion of outstanding warrants

     In conjunction with the completion of the IPO, the Company canceled warrants to acquire 148,434 shares of common stock in exchange for 45,005 shares of common stock.

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

7.   Comprehensive Loss

     Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                                      Three Months                        Nine Months
                                                   Ended September 30                  Ended September 30
                                               --------------------------          --------------------------
                                                  1999            1998                1999            1998
                                               ----------      ----------          ----------      ----------
     Net loss .............................    $1,834,133      $  481,207          $7,953,553      $3,261,220

     Unrealized gain on
       available for sale securities ......        85,732              --              85,732              --
                                               ----------      ----------          ----------      ----------

     Comprehensive loss ...................    $1,748,401      $  481,207          $7,867,821      $3,261,220
                                               ==========      ==========          ==========      ==========

8.   Recent Accounting Pronouncements

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

9.   Commitments and Contingencies

     Operating and capital leases

     The Company entered into a non-cancelable operating lease for its facility which expires in August 2005. Under the terms of this agreement, a letter of credit was created as security for the lease. Restricted cash of $437,500 invested in a certificate of deposit at September 30, 1999 secured that letter of credit. As part of the facility transition, the former operating lease was retired at a cost of $40,880. The Company entered into a non-cancelable capital lease for furniture and equipment which expires in September 2002. Under the terms of this agreement, a letter of credit was created as security for the lease. Restricted cash of $114,010 invested in a certificate of deposit at September 30, 1999 secured that letter of credit . Future minimum lease payments required under non-cancelable leases are $174,103, $515,385, $624,089, $560,751, $563,114 and $592,752 for the three months ending December 31, 1999 and years ending December 31, 2000, through 2004, respectively.

10.  Accrued expenses and other current liabilities

     Accrued expenses and other current liabilities is comprised of the following:

                                                        1999                1998
                                                    --------            --------
     Accrued salaries and wages                     $153,333            $189,628
     Deferred rent                                    46,430                 ---
     Other current liabilities                        91,085             214,909
                                                    --------            --------
                  Total                             $290,848            $404,537
                                                    ========            ========

11.  Non-Cash Supplemental Disclosure

     Non-cash items occurring in the nine-month period ended September 30, 1999 included $1,690,556 related to conversion of debt and associated interest and conversion of outstanding warrants into common stock which resulted in a non-cash extraordinary loss of $3,672,656 (Note 6). Non-cash items occurring in the nine-month period ended September 30, 1999 also included a purchase of a capital lease of $34,988.

     Non-Cash items occurring in the nine month period ended September 30, 1998 included the fair value of warrants issued to note holders of $294,245, and the fair value of warrants issued to consultants in connection with debt offerings $42,204. Both fair value amounts were determined using the Black-Scholes model.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The statements contained in this document that are not purely historical are forward-looking statements concerning the business and products of the Company. Actual results may differ from those projected or implied by such forward-looking statements depending on a number of risks and uncertainties including, but not limited to, the following: market acceptance of Digital Lava's products and services, the amount of resources Digital Lava devotes to investments in its products, the resources Digital Lava devotes to marketing and selling its services and its brand promotions and other factors. Other risks inherent in the business of the Company are described in the Company's prospectus dated February 17, 1999 on Form SB-2. The Company undertakes no obligation to revise or update any forward-looking statements after the date hereof.

Overview

     Digital Lava invested significant resources in sales, marketing, and development activities during the quarter ended September 30, 1999. Digital Lava believes that its success depends largely on building superior technology and quality into its products, extending its technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, Digital Lava expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, growth in software license fees and service revenue may not occur in the future. In light of Digital Lava's limited operating history, rapid changes in technology and increased marketing of its products, Digital Lava believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     Digital Lava has incurred significant net losses and negative cash flows from operations since inception, and as of September 30, 1999, had an accumulated deficit of $18,652,395. Digital Lava intends to continue to invest heavily in technology and infrastructure development, and marketing and promotion. As a result, Digital Lava believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that Digital Lava will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

Results of Operations

Comparison of the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 1998

   Revenues

     Revenues decreased to $357,217 for the quarter ended September 30, 1999 from $755,735 for the quarter ended September 30, 1998. The decrease of $398,518 or 52.7% was primarily due to a decrease in sales of software licenses, reflective of a large non-recurring sale of software licenses in the quarter ended September 30, 1998, partially offset by an increase in services revenue. Software license revenues accounted for approximately 17.7% and 75.1% of revenues for the quarter ended September 30, 1999 and 1998, respectively. Consulting and services revenues accounted for approximately 82.3% and 24.9% of revenues for the quarter ended September 30, 1999 and 1998, respectively. Digital Lava's largest customer accounted for 31.8% and 89.0% of revenues for the three months ended September 30, 1999 and 1998, respectively. Digital Lava anticipates that services revenue will continue to account for an increasing share of revenues for the foreseeable future as the Company's focus will be on the sale of services related to the Company's VideoVisor Pro and VideoVisor Web .

     For the nine months ended September 30, 1999, revenues decreased to $729,515 from $1,147,632 for the nine months ended September 30, 1998. The decrease of $418,117 or 36.4% was due to a decrease in software license sales, reflective of a large non-recurring sale of software licenses in 1998, partially offset by increased services revenue. Software license revenues accounted for approximately 40.4% and 72.5% of revenues for the nine months ended September 30, 1999 and 1998, respectively. Services revenues accounted for approximately 59.6% and 27.5% of revenues for the nine months ended September 30, 1999 and 1998, respectively.

   Cost of Revenues

     Cost of revenues consist primarily of the cost of materials, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues decreased to $104,152, or 29.2% of revenues, for the quarter ended September 30, 1999 from $152,472, or 20.2% of revenues, for the quarter ended September 30, 1998. This decrease in absolute dollars was primarily due to the reduced level of revenue during the quarter.

     Costs of revenues decreased to $158,479, or 21.7% of revenues, for the nine months ended September 30, 1999 from $244,339, or 21.3% of revenues, for the same period in 1998. This decrease was primarily due to the reduced level of revenue during the nine month period.

   Operating Costs and Expenses

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, fees for professional services and depreciation and amortization. Selling, general and administrative expenses increased to $1,754,946 for the quarter ended September 30, 1999 from $770,176 for the quarter ended September 30, 1998. The increase was primarily due to increased spending on trade shows and additional personnel and professional fees required to build an infrastructure to support Digital Lava's products and anticipated growth. Digital Lava expects that selling, general and administrative expenses will increase in absolute dollars as Digital Lava continues to hire personnel and incurs expense related to the anticipated growth of the business and its operation as a public company ; however, selling, general and administrative expense are presently anticipated to decline as a percentage of revenues.

     Selling, general and administrative expenses increased to $4,137,165 for the nine months ended September 30, 1999 from $2,773,240 for the same period in 1998. The increase was primarily due to increased spending on additional personnel and sales and marketing expenses required to build an infrastructure to support Digital Lava's products and anticipated growth.

     Research and Development Expenses. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses increased to $292,856, or 82.0% of revenues, for the quarter ended Septembr 30, 1999 from $66,628, or 8.8% of revenues, for the quarter ended September 30, 1998. The dollar increase was primarily due to the increased level of personnel employed in 1999. Digital Lava believes that significant investments in technology and content development are required to maintain a technological lead and remain competitive and, therefore, expects that its research and development expenses will increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to decline as a percentage of revenues.

     Research and development expenses increased to $648,423, or 88.9% of revenues, for the nine months ended September 30, 1999 from $334,142, or 29.1% of revenues, for the same period in 1998. The increase was primarily due to the increased personnel hired during the first nine months of the year.

     Other Expense, net. Other income includes income earned from the short term investments of cash balances. Other expense includes gains and losses on sales of investments, interest expense related to Digital Lava's financing obligations and the amortization of debt discount in 1998. Other expense decreased to a net expense of $39,396 for the quarter ended September 30, 1999 from a net expense level of $247,666 for the quarter ended September 30, 1998. The decrease was primarily due to reduced interest expense and amortization of debt discount due to the retirement of notes payable issued by Digital Lava in conjunction with the completion of the initial public offering offset by a loss on the sale of investment's in short term marketable securities in 1999. Interest expense for the quarter ended September 30, 1998 included amortization of debt discount of $251,120.

     Other  expense  decreased  to  $66,345  for the  nine  month  period  ended
September 30, 1999 from $1,057,131 in the first nine months of 1998. The decrease was primarily due to the retirement of notes payable in the first quarter of 1999 in conjunction with the completion of the initial public offering and the investment of cash in short term marketable securities.
Interest expense for the nine months ended September 30, 1998 included amortization of debt discount of $544,905.

     Loss from Operations. For the quarter ended September 30, 1999, Digital Lava's loss from operations totaled $1,834,133 as compared to $481,207 for the quarter ended September 30, 1998.

     For the nine months ended September 30, 1999, Digital Lava's loss from operations totaled $4,280,897 as compared to $3,261,220 for the same period ended September 30, 1998.

     Extraordinary  Item.  In the  quarter  ended  March 31,  1999,  the Company
recorded   an   extraordinary   charge  of   $3,672,656   associated   with  the
extinguishment of debt.


Liquidity and Capital Resources

     On February 22, 1999, Digital Lava completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,446. On March 30, 1999 Digital Lava completed the exercise by its underwriter of the over allotment option of 113,312 units and received aggregate proceeds of $1,711,011 and net proceeds of $1,513,590. During the period from completion of the Offering through September 30, 1999, Digital Lava has used approximately 1) $4,489,000 of the proceeds to repay notes; 2) $648,000 for product development expenses; 3) $1,509,000 for sales and marketing expenses; 4) $954,000 for facilities and other capital expenditures; and 5) $2,079,000 for working capital and general corporate purposes.

     Net cash used in operating activities was $5,726,905 for the nine months ended September 30, 1999 as compared to $898,372 for the nine months ended September 30, 1998. The increase in use of cash from operations was primarily due to the net loss incurred and payment of accrued expenses partially offset by the non-cash extraordinary loss.

     Cash flows used in investing activities was $5,688,170 for the nine months ended September 30, 1999 as compared to $313,104 for the nine months ended September 30, 1998 resulting primarily from the purchase of short term securities, restriction of cash related to the Company's new operating lease and purchase of fixed assets.

     Net cash provided by financing activities was $13,075,029 for the nine months ended September 30, 1999 as compared to $1,050,000 for the six months ended September 30, 1998. The increase was due to net proceeds received due to the completion of the Company's initial public offering and the underwriter's exercise of their over-allotment option offset by repayment of notes payable.

     Digital Lava's capital requirements depend on numerous factors, including market acceptance of Digital Lava's products and services, the amount of resources Digital Lava devotes to investments in its products, the resources Digital Lava devotes to marketing and selling its services and its brand promotions and other factors. Digital Lava has experienced a substantial increase in its operations and capital expenditures since its inception consistent with the growth in Digital Lava's operations and staffing, and anticipates that this will continue for the foreseeable future. Additionally, Digital Lava will continue to evaluate possible investments in businesses, products and technologies, and plans to expand its sales and marketing programs and conduct more aggressive brand promotions.

     Digital Lava currently anticipates that current cash balances, short-term investments and cash provided by operations will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. Digital Lava anticipates it will be required to seek additional funding either through additional public or private sales of its securities or through debt financing. Such options are currently under consideration, however the outcome of such efforts to raise working capital cannot be assured.


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

Item 1   Legal Proceedings                                                  NONE

Item 2   Changes in Securities                                              NONE

Item 3   Defaults upon Senior Securities                                    NONE

Item 4   Submission of Matters to Vote of Security Holders

         At Digital Lava's annual meeting of stockholders held on July 21, 1999, the stockholders of the company elected the following persons as directors of the company (each receiving the votes listed below), to hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified: James W. Stigler (3,271,145 votes for, and 29,205 votes withheld); Robert F. Greene (3,271,145 votes for, and 29,205 votes withheld); Roger Berman (3,104,981 votes for, and 195,369 votes withheld); Gerald Porter (3,271,145 votes for, and 29,205 votes withheld); and John Carrington (3,271,145 votes for, and 29,205 votes withheld). The stockholders of the company also voted in favor (944,557 votes for, 310,344 votes against, and 20,998 abstentions) of a resolution adopting an amendment to the company's 1996 Incentive and Non-Qualified Stock Option Plan increasing the aggregate number of shares issuable under the plan from 250,000 to 1,000,000.

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


                                DIGITAL LAVA INC.
 Dated: November 12, 1999

                                by: /s/ Danny Gampe
                                    --------------------------------------------
                                    Danny Gampe
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)
                                    and Vice President, Finance