Form 10-Q/A
period 1999-06-30
DIGITAL LAVA INC
filed 2000-03-16
CIK 1068169

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

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

Signature

Part I.  Financial Information

Item 1.  Financial Statements

                                DIGITAL LAVA INC.

                                  Balance Sheet
                                   (Unaudited)

                                                                                    June 30,
                                                                                       1999        December 31,
                                                                                   As Restated         1998
                                                                                   ------------    ------------
                                     Assets
Current Assets:
      Cash and cash equivalents ................................................   $    639,430    $     30,893
      Short term investments ...................................................      7,823,530            --
      Accounts receivable ......................................................        226,966         204,196
      Other current assets .....................................................        193,859          16,731
      Deferred Offering Costs ..................................................           --           888,493
                                                                                   ------------    ------------
              Total current assets .............................................      8,883,785       1,140,313
Fixed assets, net ..............................................................        161,710          59,647
Restricted cash ................................................................        437,500            --
Other assets ...................................................................         17,119          16,965
                                                                                   ------------    ------------
                                                                                   $  9,500,114    $  1,216,925
                                                                                   ============    ============

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
      Accounts payable .........................................................   $     97,928    $    698,746
      Accrued interest .........................................................           --           998,619
      Accrued expenses and other current liabilites ............................         28,027         404,537
      Notes payable, net of debt discount ......................................           --         5,008,634
      Deferred revenue .........................................................        243,874         186,909
                                                                                   ------------    ------------
              Total current liabilities ........................................        369,829       7,297,445
                                                                                   ------------    ------------

Stockholders' equity/(deficit):
      Convertible  preferred  stock - Series A, B, B-1 and C,  $.0001 par value;
              5,000,000 shares authorized; 98,349 shares issued and outstanding
            (liquidation preference of $1,626,965) at December 31,
           1998; none issued and outstanding at June 30, 1999                              --                 9
      Common stock, $0.0001 par value; 35,000,000 shares
              authorized; 4,634,387 and 131,524 shares issued
            and outstanding at June 30,1999 and December 31,
            1998, respectively .................................................            463              13
      Additional paid-in capital ...............................................     26,085,901       4,618,297
     Accumulated deficit .......................................................    (16,934,192)    (10,698,839)
     Accumulated other comprehensive loss ......................................        (21,887)           --
                                                                                   ------------    ------------
              Total stockholders' equity (deficit) .............................      9,130,285      (6,080,520)
                                                                                   ------------    ------------
                                                                                   $  9,500,114    $  1,216,925
                                                                                   ============    ============


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                      1999
                                                   As Restated          1998
                                                   -----------      ------------
Revenues:
      Software licenses ......................     $    50,754      $   224,835
      Consulting and services ................          61,202           50,835
                                                   -----------      -----------
              Total revenues .................         111,956          275,670
                                                   -----------      -----------
Cost of revenues:
      Cost of software licenses ..............             205            7,428
      Cost of consulting and services ........          13,652           37,986
                                                   -----------      -----------
              Total cost of revenues .........          13,857           45,414
                                                   -----------      -----------
              Gross profit ...................          98,099          230,256
                                                   -----------      -----------
Operating costs and expenses:
      Selling, general and administrative ....       1,321,172        1,257,048
      Research and development ...............         221,104          128,028
                                                   -----------      -----------
              Total operating costs and
                  expenses ...................       1,542,276        1,385,076
                                                   -----------      -----------
              Loss from operations ...........      (1,444,177)      (1,154,820)

Other income(expense) ........................         118,015         (352,724)
                                                   -----------      -----------
Net loss .....................................     ($1,326,162)     ($1,507,544)
                                                   ===========      ===========
Basic and diluted net loss per share .........     $      (.29)     $    (11.46)
                                                   ===========      ===========

Weighed average common shares
      used in basic and diluted loss per
        share ................................       4,634,387          131,524
                                                   ===========      ===========


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                                    Six Months Ended June 30,
                                                              -------------------------------------
                                                                 1999
                                                              As Restated                  1998
                                                              -----------               -----------
Revenues:
      Software licenses .............................         $   142,912               $   264,185
      Consulting and services .......................             145,923                   127,712
                                                              -----------               -----------
              Total revenues ........................             288,835                   391,897
                                                              -----------               -----------
Cost of revenues:
      Cost of software licenses .....................               2,249                     7,558
      Cost of consulting and services ...............              52,078                    84,309
                                                              -----------               -----------
              Total cost of revenues ................              54,327                    91,867
                                                              -----------               -----------
              Gross profit ..........................             234,508                   300,030
                                                              -----------               -----------
Operating costs and expenses:
      Selling, general and administrative ...........           2,382,219                 2,003,058
      Research and development ......................             355,567                   267,514
                                                              -----------               -----------
              Total operating costs and
                  expenses ..........................           2,737,786                 2,270,572
                                                              -----------               -----------
              Loss from operations ..................          (2,503,278)               (1,970,542)

Other expense .......................................             (59,419)                 (809,465)
                                                              -----------               -----------
              Loss before extraordinary item ........          (2,562,697)               (2,780,007)
Extraordinary loss on extinguishment of debt ........          (3,672,656)                     --
                                                              -----------               -----------
            Net loss ................................          (6,235,353)               (2,780,007)
                                                              ===========               ===========

Net loss available to common stockholders ...........         ($6,895,366)              ($2,780,007)
                                                              ===========               ===========
Basic and diluted loss per share:
      Loss before extraordinary item ................         $      (.98)              $    (21.14)
      Extraordinary loss on extinguishment of debt ..               (1.13)                     --
                                                              ===========               ===========
Net loss ............................................         $     (2.11)              $    (21.14)
                                                              ===========               ===========

Weighed average common shares
      used in basic and diluted loss per
        share .......................................           3,263,223                   131,524
                                                              ===========               ===========


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Cash Flows

                                   (Unaudited)

                                                                              Six Months Ended June 30,
                                                                       --------------------------------------
                                                                            1999
                                                                        As Restated                  1998
                                                                       -------------             ------------
Cash flows from operating activities:
    Net loss .............................................             $ (6,235,353)             $ (2,780,007)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
           Extraordinary loss on extinguishment of debt ..                3,672,656                      --
            Deferred costs ...............................                                            (96,672)
            Deferred revenues ............................                   56,965                   733,121
            Depreciation and amortization ................                   30,482                   111,705
            Amortization of debt discount ................                  130,758                   293,785
            Compensation from grant of
                non-employee stock options
                  and warrants ...........................                     --                     392,420
        Changes in assets and liabilities
            affecting operating cash flows:
                Accounts receivable ......................                  (22,770)                 (458,742)
                Other assets .............................                 (180,799)                  (20,941)
                Accounts payable .........................                 (600,818)                  (87,824)
                Accrued interest .........................                 (523,954)                  517,630
                Accrued expenses .........................                 (376,510)                  240,442
                                                                       ------------              ------------
Net cash used in operating activities ....................               (4,049,343)               (1,155,083)
                                                                       ------------              ------------
Cash flows used in investing activities:
    Purchases of short term investments ..................               (8,144,829)                     --
    Sales of short term investments ......................                  299,412                      --
    Restricted cash ......................................                 (437,500)                     --
    Acquisition of fixed assets ..........................                 (134,232)                  (23,992)
                                                                       ------------              ------------
Net cash used in investing activities ....................               (8,417,149)                  (23,992)
                                                                       ------------              ------------
Cash flows from financing activities:
    Proceeds from notes payable ..........................                                          1,050,000
    Repayment of notes payable ...........................               (3,923,500)                     --
    Proceeds from issuance of common stock ...............               19,831,011                      --
    Cost of common stock issuance ........................               (2,832,482)                     --
                                                                       ------------              ------------
Net cash provided by financing activities ................               13,075,029                 1,050,000
                                                                       ------------              ------------
Net increase in cash and cash equivalents ................                  608,537                  (129,075)
Cash and cash equivalents at beginning of
    period ...............................................                   30,893                   173,262
                                                                       ------------              ------------
Cash and cash equivalents at end of period ...............             $    639,430              $     44,187
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

3.   Restatement:

     The company determined that it was necessary to revise its unaudited results of operations as of and for the three and six month periods ended June 30, 1999. The revisions to the financial statements reflect the deferral of $83,463 of revenue previously recognized in the second quarter of 1999 until the first quarter of 2000. In addition, the company revised its amortization of premiums and discounts on purchases of investments resulting in a reduction of investment income of $32,470 for the second quarter of 1999.

     A summary of the impact of such restatements on the unaudited financial statements as of and for the three- and six-month periods ended June 30, 1999 is as follows:



                                                   Three Months                             Six Months
                                                  Ended June 30                           Ended June 30
                                                  -------------                           -------------
                                        As previously                           As previously
                                           Reported            Restated           Reported             Restated
                                        -------------          --------         -------------          --------
     Stockholders' equity                $ 9,268,105         $ 9,130,285         $ 9,268,105         $ 9,130,285
     Revenues                                195,419             111,956             372,298             288,835
     Other income/(expense)                  150,485             118,015             (26,949)            (59,419)
     Net loss                             (1,210,229)         (1,326,162)         (6,119,420)         (6,235,353)
     Basic and diluted net loss
                per share                $      (.26)        $      (.29)        $     (2.08)        $     (2.11)

4.   Net loss per share:

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

5.   Short Term Investments

     During the first six months of 1999, the Company purchased short-term investments comprised of Euro Dollar bonds and medium and short term notes. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's short-term investments are classified as available-for-sale under SFAS 115 are reported at fair value. At June 30, 1999, available-for-sale securities comprised of Euro Dollar bonds and medium and short term notes of $4,823,547 and $2,999,983, respectively.

6.   Underwritten public offering

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

Return of shares by officers of the Company

     In conjunction with the completion of the IPO, the Company cancelled 8,824 of series A convertible preferred stock (which converted to 88,240 shares of common stock) and 11,028 shares of common stock returned by certain officers of the Company. This resulted in the cancellation of

99,250 shares of common stock and was recorded as contributed capital.

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

7.   Extraordinary Loss

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

8.   Comprehensive Loss

     Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                                     Three Months                         Six Months
                                                    Ended June 30                        Ended June 30
                                                    -------------                        -------------
                                            1999                1998                1999             1998
                                            ----                ----                ----             ----
                                        (As Restated)                           (As Restated)
     Net loss                            ($1,326,162)       ($  481,207)       ($6,235,353)       ($3,261,220)

     Unrealized loss on
       available for sale securities         (21,887)              --              (21,887)              --
                                                            -----------        -----------        -----------

     Comprehensive loss                  ($1,348,049)       ($  481,207)       ($6,257,240)       ($3,261,220)
                                         ===========        ===========        ===========        ===========

9.   Recent Accounting Pronouncements

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

10.  Commitments and Contingencies

  Operating leases

     The Company entered into a non-cancelable operating lease for its facility which expires in August 2005. Under the terms of this agreement, a letter of credit was created as security for the lease. Restricted cash of $437,500 secured that letter of credit at June 30, 1999. As part of the facility transition, the former operating lease was retired at a cost of $40,880. Future minimum lease payments required under the non-cancelable operating leases are $198,017, $526,393, $593,895, $613,235, $625,584 and $623,114 for the six months ending December 31, 1999 and years ending December 31, 2000, through 2004, respectively.

11.  Accrued expenses and other current liabilities

     Accrued expenses and other current liabilities is comprised of the following:

                                                     1999            1998
                                                     ----            ----
     Accrued salaries and wages                     $   --         $189,628
     Sales Tax Payable                                    27           --
     Other current liabilities                        28,000        214,909
                                                    --------       --------
                  Total                             $ 28,027       $404,537
                                                    ========       ========


12.  Non-Cash Items

     Non-cash items occurring in the six-month period ended June 30, 1999 included, unrealized loss on available-for-sale securities of $21,887,conversion of debt and associated interested in conjunction with the initial public offering in the first quarter of 1999 of $1,690,556, and an extraordinary loss of $3,672,656 in conjunction with the conversion of the debt, conversion of warrants to purchase series A convertible preferred stock and common stock..

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

     Digital Lava has incurred significant net losses and negative cash flows from operations since inception, and as of June 30, 1999, had an accumulated deficit of $16,934,192. Digital Lava intends to continue to invest heavily in technology and infrastructure development, and marketing and promotion. As a result, Digital Lava believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that Digital Lava will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

Results of Operations

Comparison of the three and six months ended June 30, 1999 to the three and six months ended June 30, 1998

  Revenues

     Revenues decreased to $111,956 for the quarter ended June 30, 1999 from $275,670 for the quarter ended June 30, 1998. The decrease of $163,714 or 59.4% was primarily due to a decrease in sales of software licenses. Software license revenues accounted for approximately 45.3% and 81.6% of revenues for the quarter ended June 30, 1999 and 1998, respectively. Consulting and services revenues accounted for approximately 54.7% and 18.4% of revenues for the quarter ended June 30, 1999 and 1998, respectively. Digital Lava's largest customer accounted for 22.3% and 71.8% of revenues for the three months ended June 30, 1999 and 1998, respectively. Digital Lava anticipates that services revenue will account for an increasing share of revenues for the foreseeable future.

     For the six months ended June 30, 1999, revenues decreased to $288,835 from $391,897 for the six months ended June 30, 1998. The decrease of $103,062 or 26.3% was due to a decrease in software license sales. Software license revenues accounted for approximately 49.5% and 67.4% of revenues for the six months ended June 30, 1999 and 1998, respectively. Consulting and services revenues accounted for approximately 50.5% and 32.6% of revenues for the six months ended June 30, 1999 and 1998, respectively.

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

     Other Income/(Expense). Other income includes interest earned and gains and losses from the sale of the short term investments of cash balances. Other expense includes interest expense related to Digital Lava's financing obligations and the amortization of debt discount in 1998. Other income (expense) increased to income of $118,015 for the quarter ended June 30, 1999 from an expense level of $352,724 for the quarter ended June 30, 1998. The increase in income and decrease in expense was primarily due to the retirement of notes payable issued by Digital Lava in conjunction with the completion of the initial public offering and the investment of cash in short term marketable securities. Interest expense for the quarter ended June 30, 1998 included amortization of debt discount of $153,373.

     Other expense decreased to $59,419 for the six month period ended June 30, 1999 from $809,465 in the first six months of 1998. The decrease was primarily due to the retirement of notes payable in the first quarter of 1999 in conjunction with the completion of the initial public offering and the investment of cash in short term marketable securities. Interest expense for the six months ended June 30, 1998 included amortization of debt discount of $293,789.

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

     Net cash used in operating activities was $4,049,343 for the six months ended June 30, 1999 as compared to $1,155,083 for the six months ended June 30, 1998 resulting primarily from the net loss and payment of accrued expenses partially offset by the non-cash extraordinary loss.

     Cash flows used in investing activities was $8,417,149 for the six months ended June 30, 1999 as compared to $23,992 for the six months ended June 30, 1998 resulting primarily from the purchase of short term securities.

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


                                                     DIGITAL LAVA INC.
              ,Dated: August 13, 1999

                               by: /s/ Danny Gampe
                                   ----------------------------------

                                   Danny Gampe
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer) and Vice President, Finance