Form 10-Q/A
period 1999-09-30
DIGITAL LAVA INC
filed 2000-03-16
CIK 1068169

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

Signature

Part I.  Financial Information

Item 1.  Financial Statements



                                DIGITAL LAVA INC.
                                  Balance Sheet
                                   (Unaudited)

                                                                                  September 30,
                                                                                      1999          December 31,
                                                                                   As Restated         1998
                                                                                   ------------    ------------
                                     Assets
Current Assets:
      Cash and cash equivalents ................................................   $  1,690,847    $     30,893
      Short term investments ...................................................      4,580,614              --
      Accounts receivable ......................................................        400,133         204,196
      Other current assets .....................................................        198,212          16,731
      Deferred offering costs ..................................................             --         888,493
                                                                                   ------------    ------------
              Total current assets .............................................      6,869,806       1,140,313
Fixed assets, net ..............................................................        516,637          59,647
Restricted cash ................................................................        551,510              --
Other assets ...................................................................         27,119          16,965
                                                                                   ------------    ------------
                                                                                   $  7,965,072    $  1,216,925
                                                                                   ============    ============

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
      Accounts payable .........................................................   $    235,617    $    698,746
      Accrued interest .........................................................             --         998,619
      Accrued expenses and other current liabilities ...........................        262,602         404,537
      Notes payable, net of debt discount ......................................             --       5,008,634
      Deferred revenue .........................................................        207,615         186,909
                                                                                   ------------    ------------
              Total current liabilities ........................................        705,834       7,297,445
                                                                                   ------------    ------------

Long term portion of capital lease .............................................         23,744              --

Stockholders' equity/(deficit):
      Convertible  preferred  stock - Series A, B, B-1 and C,  $.0001 par value;
            5,000,000 shares authorized; 98,349 shares issued and outstanding
           (liquidation preference of $1,626,965) at December 31,
           1998; none issued and outstanding at September 30, 1999 .............             --               9
      Common stock, $0.0001 par value; 35,000,000 shares
            authorized; 4,636,887 and 131,524 shares issued
            and outstanding at September 30, 1999 and
            December 31, 1998, respectively ....................................            463              13
      Additional paid-in capital ...............................................     26,091,107       4,618,297
      Accumulated deficit ......................................................    (18,834,965)    (10,698,839)
      Accumulated other comprehensive loss .....................................        (21,111)             --
                                                                                   ------------    ------------
              Total stockholders' equity/(deficit) .............................      7,235,494      (6,080,520)
                                                                                   ------------    ------------
                                                                                   $  7,965,072    $  1,216,925
                                                                                   ============    ============

See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                    1999
                                                 As Restated         1998
                                                 -----------      -----------
Revenues:
      Software licenses ....................     $    63,073      $   567,905
      Services .............................         219,895          187,830
                                                 -----------      -----------
              Total revenues ...............         282,968          755,735
                                                 -----------      -----------
Cost of revenues:
      Cost of software licenses ............          38,018              280
      Cost of services .....................          37,884          152,192
                                                 -----------      -----------
              Total cost of revenues .......          75,902          152,472
                                                 -----------      -----------
              Gross profit .................         207,066          603,263
                                                 -----------      -----------
Operating costs and expenses:
      Selling, general and administrative ..       1,754,946          770,176
      Research and development .............         292,856           66,628
                                                 -----------      -----------
              Total operating costs and
                  expenses .................       2,047,802          836,804
                                                 -----------      -----------
              Loss from operations .........      (1,840,736)        (233,541)

Other expense, net .........................         (60,034)        (247,666)
                                                 -----------      -----------
Net loss ...................................     ($1,900,770)     ($  481,207)
                                                 ===========      ===========
Basic and diluted net loss per share .......     $      (.41)     $     (3.66)
                                                 ===========      ===========

Weighed average common shares
      used in basic and diluted loss per
        share ..............................       4,636,887          131,524
                                                 ===========      ===========



See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Operations

                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1999
                                                     As Restated       1998
                                                     -----------    -----------
Revenues:
      Software licenses ..........................   $   205,985    $   832,090
      Services ...................................       365,818        315,542
                                                     -----------    -----------
              Total revenues .....................       571,803      1,147,632
                                                     -----------    -----------
Cost of revenues:
      Cost of software licenses ..................        40,267          7,708
      Cost of services ...........................        89,962        236,631
                                                     -----------    -----------
              Total cost of revenues .............       130,229        244,339
                                                     -----------    -----------
              Gross profit .......................       441,574        903,293
                                                     -----------    -----------
Operating costs and expenses:
      Selling, general and administrative ........     4,137,165      2,773,240
      Research and development ...................       648,423        334,142
                                                     -----------    -----------
              Total operating costs and
                  expenses .......................     4,785,588      3,107,382
                                                     -----------    -----------
              Loss from operations ...............    (4,344,014)    (2,204,089)

Other expense, net ...............................      (119,453)    (1,057,131)
                                                     -----------    -----------
              Loss before extraordinary item .....    (4,463,467)    (3,261,220)
Extraordinary loss on extinguishment of debt .....    (3,672,656)            --

                                                     -----------    -----------
            Net loss .............................    (8,136,123)    (3,261,220)
                                                     ===========    ===========

Net loss available to common stockholders ........   ($8,796,136)   ($3,261,220)
                                                     ===========    ===========
Basic and diluted loss per share:
      Loss before extraordinary item .............   $     (1.37)   $    (24.80)
      Extraordinary loss on extinguishment of debt          (.99)            --
                                                     ===========    ===========
Net loss .........................................   $     (2.36)   $    (24.80)
                                                     ===========    ===========

Weighed average common shares
      used in basic and diluted loss per
        share ....................................     3,722,284        131,524
                                                     ===========    ===========



See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             Statement of Cash Flows

                                   (Unaudited)

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                     1999
                                                                 As Restated         1998
                                                                 ------------    ------------
Cash flows from operating activities:
    Net loss .................................................   $ (8,136,123)   $ (3,261,220)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
           Extraordinary loss on extinguishment of debt ......      3,672,656              --
            Deferred revenues ................................         20,706         186,254
            Depreciation and amortization ....................         63,340         147,526
            Amortization of debt discount ....................        130,758         544,905
            Compensation from grant of
                non-employee stock options
                  and warrants ...............................             --         396,381
        Changes in assets and liabilities
            affecting operating cash flows:
                Accounts receivable ..........................       (195,937)        (16,840)
                Other assets .................................       (195,150)        (14,543)
                Accounts payable .............................       (463,129)         33,251
                Accrued interest .............................       (523,952)        634,737
                Accrued expenses and other current liabilities       (153,181)        451,177
                                                                 ------------    ------------
Net cash used in operating activities ........................     (5,780,012)       (898,372)
                                                                 ------------    ------------
Cash flows used in investing activities:
    Purchases of short term investments ......................     (8,144,829)             --
    Sales of short term investments ..........................      3,543,104              --
    Restricted cash ..........................................       (551,510)             --
    Deferred offering costs ..................................             --        (289,112)
    Acquisition of fixed assets ..............................       (481,828)        (23,992)
                                                                 ------------    ------------
Net cash used in investing activities ........................     (5,635,063)       (313,104)
                                                                 ------------    ------------
Cash flows from financing activities:
    Proceeds from notes payable ..............................             --       1,050,000
    Repayment of notes payable ...............................     (3,923,500)             --
    Proceeds from issuance of common stock ...................     19,831,011              --
    Cost of common stock issuance ............................     (2,832,482)             --
                                                                 ------------    ------------
Net cash provided by financing activities ....................     13,075,029       1,050,000
                                                                 ------------    ------------
Net increase/(decrease) in cash and cash equivalents .........      1,659,954        (161,476)
Cash and cash equivalents at beginning of
    period ...................................................         30,893         173,262
                                                                 ------------    ------------
Cash and cash equivalents at end of period ...................   $  1,690,847    $     11,786
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

3.   Restatement:

     The Company determined that it was necessary to revise its unaudited results of operations as of and for the three and nine month periods ended September 30, 1999. The revisions to the financial statements reflect the deferral of $17,999 and $101,462 of revenue previously recognized in three and nine-months ended September 30, 1999, respectively, until the first quarter of 2000, and the reversal of $56,250 of revenue previously recognized in the third quarter of 1999 offset somewhat by reversal of related royalty costs of $28,250. In addition, the Company revised its amortization of premiums and discounts on purchases of investments resulting in a reduction of investment income of $20,638 and $53,108 for the three and nine-months ended September 30, 1999, respectively.

     A summary of the impact of such restatements on the unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 1999 is as follows:

                                    Three Months                    Nine Months
                                 Ended September 30            Ended September 30
                             --------------------------    --------------------------
                             As previously                 As previously
                               Reported      Restated        Reported        Restated
                             -----------    -----------    -----------    -----------
Stockholders' equity         $ 7,524,907    $ 7,235,494    $ 7,524,907    $ 7,235,494
Revenues                         357,217        282,968        729,515        571,803
Other expense                    (39,396)       (60,034)       (66,345)      (119,453)
Net loss                      (1,834,133)    (1,900,770)    (7,953,553)    (8,136,123)
Basic and diluted net loss
           per share         $      (.40)   $      (.41)   $     (2.31)   $     (2.36)

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

5.   Short Term Investments

     During the first nine months of 1999, the Company purchased short-term investments comprised of Euro Dollar bonds and medium and short term notes. The Company accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's short-term investments are classified as available-for-sale under SFAS 115 and are reported at fair value. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity, net of tax, and represented an unrealized loss of $21,111 at September 30, 1999. At September 30, 1999, available-for-sale securities were comprised of Euro Dollar bonds and medium and short term notes of $2,943,932 and $1,636,682, respectively.

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

Return of shares by officers of the Company

     In conjunction with the completion of the IPO, the Company cancelled 8,824 of series A convertible preferred stock (which converted to 88,222 shares of common stock) and 11,028 shares of common stock returned by certain officers of the Company. This resulted in the cancellation of 99,250 shares of common stock and was recorded as contributed capital.

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

8.   Comprehensive Loss

     Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                         Three Months                    Nine Months
                                      Ended September 30            Ended September 30
                                  --------------------------    --------------------------
                                     1999            1998           1999          1998
                                  -----------    -----------    -----------    -----------
                                 (As Restated)                 (As Restated)
Net loss                          ($1,900,770)   ($  481,207)   ($8,136,123)   ($3,261,220)

Unrealized gain (loss) on
  available for sale securities           776             --        (21,111)            --
                                  -----------    -----------    -----------    -----------

Comprehensive loss                $(1,899,994)   ($  481,207)   $(8,157,234)   ($3,261,220)
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

10.  Commitments and Contingencies

     Operating and capital leases

     The Company entered into a non-cancelable operating lease for its facility which expires in August 2005. Under the terms of this agreement, a letter of credit was created as security for the lease. Restricted cash of $437,500 invested in a certificate of deposit at September 30, 1999 secured that letter of credit. As part of the facility transition, the former operating lease was retired at a cost of $40,880. The Company entered into a non-cancelable capital lease for furniture and equipment which expires in September 2002. Under the terms of this agreement, a letter of credit was created as security for the lease. Restricted cash of $114,010 invested in a certificate of deposit at September 30, 1999 secured that letter of credit . Future minimum lease payments required under non-cancelable leases are $174,103, $526,393, $593,895, $613,235,
$625,584 and $623,114 for the three months ending December 31, 1999 and years ending December 31, 2000, through 2004, respectively.

9.   Accrued expenses and other current liabilities

     Accrued expenses and other current liabilities is comprised of the following:

                                                      1999           1998
                                                    --------       --------
     Accrued salaries and wages                     $153,333       $189,628
     Deferred rent                                    46,430             --
     Other current liabilities                        62,839        214,909
                                                    --------       --------
                  Total                             $262,602       $404,537
                                                    ========       ========

10.  Non-Cash Supplemental Disclosure

     Non-cash items occurring in the nine-month period ended September 30, 1999 included $1,690,556 related to conversion of debt and associated interest and conversion of outstanding warrants into common stock which resulted in a non-cash extraordinary loss of $3,672,656 (Note 6). Non-cash items occurring in the nine-month period ended September 30, 1999 also included a purchase of a capital lease of $34,988 and unrealized loss on available-for-sale securities of $21,111.

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

     Digital Lava has incurred significant net losses and negative cash flows from operations since inception, and as of September 30, 1999, had an accumulated deficit of $18,834,965. Digital Lava intends to continue to invest heavily in technology and infrastructure development, and marketing and promotion. As a result, Digital Lava believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that Digital Lava will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

Results of Operations

Comparison of the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 1998

     Revenues

     Revenues decreased to $282,968 for the quarter ended September 30, 1999 from $755,735 for the quarter ended September 30, 1998. The decrease of $472,767 or 62.3% was primarily due to a decrease in sales of software licenses, reflective of a large non-recurring sale of software licenses in the quarter ended September 30, 1998, partially offset by an increase in services revenue. Software license revenues accounted for approximately 22.3% and 75.1% of revenues for the quarter ended September 30, 1999 and 1998, respectively. Consulting and services revenues accounted for approximately 77.7% and 24.9% of revenues for the quarter ended September 30, 1999 and 1998, respectively. Digital Lava's largest customer accounted for 39.0% and 89.0% of revenues for the three months ended September 30, 1999 and 1998, respectively. Digital Lava anticipates that services revenue will continue to account for an increasing share of revenues for the foreseeable future as the Company's focus will be on the sale of services related to the Company's VideoVisor Pro and VideoVisor Web .

     For the nine months ended September 30, 1999, revenues decreased to $571,803 from $1,147,632 for the nine months ended September 30, 1998. The decrease of $575,829 or 50.2% was due to a decrease in software license sales, reflective of a large non-recurring sale of software licenses in 1998, partially offset by increased services revenue. Software license revenues accounted for approximately 36.0% and 72.5% of revenues for the nine months ended September 30, 1999 and 1998, respectively. Services revenues accounted for approximately 64.0% and 27.5% of revenues for the nine months ended September 30, 1999 and 1998, respectively.

     Cost of Revenues

     Cost of revenues consist primarily of the cost of materials, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues decreased to $75,902, or 26.8% of revenues, for the quarter ended September 30, 1999 from $152,472, or 20.2% of revenues, for the quarter ended September 30, 1998. This decrease in absolute dollars was primarily due to the reduced level of revenue during the quarter.

     Costs of revenues decreased to $130,229, or 22.8% of revenues, for the nine months ended September 30, 1999 from $244,339, or 21.3% of revenues, for the same period in 1998. This decrease was primarily due to the reduced level of revenue during the nine month period.

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

     Other Expense, net. Other income includes interest earned and gains and losses from the sale of the short term investments of cash balances. Other expense includes gains and losses on sales of investments, interest expense related to Digital Lava's financing obligations and the amortization of debt discount in 1998. Other expense decreased to a net expense of $60,034 for the quarter ended September 30, 1999 from a net expense level of $247,666 for the quarter ended September 30, 1998. The decrease was primarily due to reduced interest expense and amortization of debt discount due to the retirement of notes payable issued by Digital Lava in conjunction with the completion of the initial public offering offset by a loss on the sale of investment's in short term marketable securities in 1999. Interest expense for the quarter ended September 30, 1998 included amortization of debt discount of $251,120.

     Other expense decreased to $119,453 for the nine month period ended September 30, 1999 from $1,057,131 in the first nine months of 1998. The decrease was primarily due to the retirement of notes payable in the first quarter of 1999 in conjunction with the completion of the initial public offering and the investment of cash in short term marketable securities.
Interest expense for the nine months ended September 30, 1998 included amortization of debt discount of $544,905.

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

     Net cash used in operating activities was $5,780,009 for the nine months ended September 30, 1999 as compared to $898,372 for the nine months ended September 30, 1998. The increase in use of cash from operations was primarily due to the net loss incurred and payment of accrued expenses partially offset by the non-cash extraordinary loss.

     Cash flows used in investing activities was $5,635,066 for the nine months ended September 30, 1999 as compared to $313,104 for the nine months ended September 30, 1998 resulting primarily from the purchase of short term securities, restriction of cash related to the Company's new operating lease and purchase of fixed assets.

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