Form 10KSB40
period 1999-12-31
DIGITAL LAVA INC
filed 2000-03-30
CIK 1068169

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

      For the Fiscal Year Ended                   Commission File No. 1-14831
         December 31, 1999


                                Digital Lava Inc.
             (Exact name of registrant as specified in its charter)


             Delaware                                       95-4584080
 (State or other jurisdiction of                       (IRS Employer Id. No.)
   incorporation or organization)


                          13160 Mindanao Way Suite 350
                            Marina del Rey, CA 90292
               (Address of principal executive offices) (zip code)

       Registrant's telephone number, including area code: (310) 577-0200

           Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock, $.0001 par value
                                (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

The registrant's revenues for the year ended December 31, 1999 were $1,488,045.

As of March 17, 2000, the Registrant had outstanding 4,671,962 of Common Stock. The aggregate market value of the registrant's Common Stock on such date held by those persons deemed to be non-affiliates was approximately $72,318,656.

                                     PART I

ITEM 1.       BUSINESS

INTRODUCTION

   Digital Lava is a provider of rich mixed media software products and services for use in corporate training, communications and sales and marketing applications. Each of these markets represents multibillion expenditures each year by Fortune 1000 companies. The company is positioned within the developing streaming media industry.

   Rich media is defined as streaming video and streaming audio technology. Streaming technology allows an Internet or intranet user to access information in a file before the file is completely downloaded. As a result, large files containing audio and video can be heard or seen almost immediately even with slower connections. By combining streaming audio and video with traditional media assets of slides, graphics, text animation and web links, Digital Lava has created the next generation category of rich mixed media that can be delivered via compact discs, the Internet or intranets.

   Digital Lava's current product line includes VideoVisorProfessional, VideoVisorWeb and vPublisher. VideoVisorProfessional and VideoVisorWeb are proprietary viewers that allow the user to access the content published in the unique Digital Lava format. vPublisher is a proprietary authoring software tool that allows the integration of text, data, voice, video and web links into an interactive desktop application, known as a VideoCapsule. VideoCapsule files are accessed by either the VideoVisorProfessional software viewer on compact discs and corporate intranets or via the VideoVisorWeb software viewer on the internet. VideoVisorProfessional and VideoVisorWeb allow the user to individually manage, manipulate and navigate the VideoCapsule information. This allows the user to experience full integration of, and interaction with, differing media types on their computer screen both at home and in the office.

   We believe this new technology represents a significant new market opportunity to shift activity and revenue from classic methods of communicating product information, financial results, training content and general information to a more interactive and effective software application. By utilizing the development of streaming technology and the growth of the Internet, we believe corporations across all business sectors will be able to increase the effectiveness of their sales and marketing efforts, enhance corporate communications and deliver effective financial reporting while eliminating the high cost of travel and executive down time.

   Digital Lava generates revenues by providing publishing services and software license sales of the VideoVisorProfessional viewer and the vPublisher publishing tool. There is an associated revenue stream provided to Digital Lava by reselling web hosting services.

   Digital Lava's customers include large corporations and business enterprises, such as:

Lotus Development Corporation
Primedia

Ardent Software, Inc.
Dell Computers
Cisco Systems
Zurich American Insurance
Shell Chemical
ASI Entertainment
Vantive Software

INDUSTRY BACKGROUND

     We believe the demand for our software applications in the corporate training, communications and distance learning markets will be led by trends and technologies that enable computer-based and Internet-based video training and communications to be used increasingly as substitutes for videotapes, instructor-led training, live meetings and other traditional forms of communications and training. These trends and technologies include:

     - the growth of multimedia-capable computers and sophisticated computer networks;
     - advances in personal computer processing power;
     - high speed communications capabilities;
     - the emergence of the Internet and corporate intranets for a wide variety of business applications; and
     - the continued growth of streaming media applications.

     Streaming technology enables the transmission and playback of continuous "streams" of multimedia content, such as audio and video, over a computer network. The introduction of streaming media technology from companies such as RealNetworks, Inc., Microsoft Corporation and Apple Computer, Inc. are now providing software developers the opportunity to efficiently deliver significant media content and applications over the Internet and corporate intranets. On the Internet, many businesses and content providers now offer audio, video and other multimedia information. RealNetworks broadcasts thousands of hours per week of live audio and video content over the Internet using its streaming technology, with a substantially greater amount of recorded media already stored and available on the Internet.

     We believe that the use of streaming media by businesses and other users is growing. Lotus Development Corporation, makers of Lotus Notes, a market leader in collaborative software, announced in September, 1999, its plan to integrate RealNetworks' RealPlayer with Lotus Notes client software, enabling Lotus Notes users worldwide to view and hear streaming media content at their desktops. Additionally, Netscape Communications Corporation announced in May, 1999, that it plans to distribute RealNetworks' RealPlayer software as an integral part of its Netscape Communicator browser software, providing Netscape users with access to streaming media content without separately having to download the RealPlayer software.

     According to a 1998 report from International Data Corporation, a leading information technology consulting company, the overall market for business and training software is expected to grow over the next several years. The worldwide business software applications market is expected to double over the next five years, with license revenues from business software applications growing from $50 billion in 1997 to over $100 billion in 2002. Digital Lava provides solutions which fit well into a smaller, but growing, section of this space.

     In the United States, corporations are making substantial investments to train their employees. Video, in the form of videotapes, is already widely used within corporations to record and distribute training and communications content. A 1997 U.S. corporate training study conducted by Training Magazine found that 74 percent of the respondents were using videotapes for training. The same survey also found that U.S. companies budgeted an estimated $58.6 billion for employer-provided training in 1997. This growth in employer provided training expenditures provides an increased market size for Digital Lava, as training is a prime application for its desktop solutions. Digital Lava believes that training on new information technologies within corporations is growing rapidly worldwide. According to a study published by International Data Corporation's Information Technologies, Training and Education Services research program, the information technologies' training and education market is expected to surpass $28.3 billion by 2002.

     Although there can be no assurance that the increased use of videotapes in training will result in sales of our products, we believe that our technology can take advantage of the growing demand for business, video training, communications and distance learning applications. Digital Lava's software and services provide a rapid, flexible, and low-cost alternative to videotapes, instructor-led training, live meetings, and other traditional forms of communications and training.

DIGITAL LAVA'S SOLUTION

     Today, most streaming video applications provide the user with a passive experience, similar to watching videotape. The ability to search within the video stream for the location of desired information is limited. The user may have to make several attempts before the correct information is found. When viewing a Digital Lava VideoCapsule, the user will see a video track, hear an audio track, view supporting slides and other graphics all at the same time on their computer screen. Additionally, the user can watch the video content in either a linear format or individually choose sections of the presentation via a table of contents or a search engine. This allows the user to have complete control of the content, order and frequency of the presentation.

     By deploying the Digital Lava solution, users can instantly and seamlessly navigate through the video, text and graphics to find and view the information that will answer the question at hand. The time that was previously spent searching is now applied to the learning process. Digital Lava believes this personalized experience will increase the effectiveness of the end user to understand and utilize the information that is presented.

     As the average employee struggles to maintain contact with their work through e-mail, pagers, cellular systems and hand held devices, they are facing ever increasing demands on their available time. Users of the Digital Lava solution can access the information when they want it, how they want it and as often as they want it. This can improve the ability for a company to get its critical message across to their employee or customer.

     Clients provide Digital Lava with all the content. Once the media assets are in place, Digital Lava will publish the content using the vPublisher tool into a VideoCapsule and then provide the customer the option to deploy either on the Internet utilizing the VideoVisorWeb software or via compact discs with the VideoVisorProfessional software.

     Digital Lava software products support the current streaming standards provided by Microsoft Windows Media Technology and RealNetworks. The implementation of a standards-based technology allows clients complete flexibility in their choice of video hosting servers and architecture. Digital Lava's solution maximizes a corporation's previous technological decisions without an additional hardware investment.

     Digital Lava products have won multiple awards, including Desktop Video Communications' "Best New Streaming Product" and "Networked Multimedia People's Choice Award," the "NewMedia Invision 98 Award," and we are a four-time winner of MultimediaCom's "Best Streaming Product Award."

GROWTH STRATEGY

     Our objective is to be the leading provider of interactive and on demand streaming content through the Internet and corporate intranets. To achieve this objective, our strategy includes the following key elements:

     Publishing Services Business Model. We provide all the publishing services associated with the creation of interactive on demand content. By eliminating the need for customers to purchase hardware and software as well as the requirement of highly trained personnel, Digital Lava offers a one stop publishing service to potential customers. This allows sales and marketing efforts to focus on establishing the benefits to utilizing a streaming technology solution. Digital Lava's publishing services helps control the quality of the produced content to insure a repeatable customer experience. We believe that as the market matures there may be a need to shift the business model to a higher mix of software sales to publishing revenue.

     Vertical Market Focus. We believe the Digital Lava solution can be utilized in virtually any corporate application across nearly all industry market segments. This represents a long-term opportunity for the company to continue to expand its customer base. In the near term, Digital Lava believes that the vertical markets in the high technology, financial and healthcare industries provide the most immediate revenue opportunities. Within these markets, Digital Lava will focus on applications within the training, corporate communications and sales and marketing departments.

     Build Sales and Marketing Efforts. Digital Lava intends to generate revenue growth through the deployment of a direct sales force and selected resellers. The direct sales force will be focused on geographic territories as well as specific vertical markets. This will allow for the greatest sales coverage and expansion capabilities. Strategic resellers will be contracted within specific vertical markets in order to take advantage of previously established relationships and contacts.

     Strategic Partner Relationships. As advances in technology continue, it will be important for Digital Lava to have strong relationships with various companies throughout the technology chain. These strategic relationships will provide Digital Lava with access to software and business development assets outside of the company.

     Product Development. There will be a continued emphasis on the improvement of current product offerings as well as the development of new and derivative applications. Digital Lava believes it will need to provide solutions for both the high end custom requirement as well as the low end desktop application.

     Business Development. Through partnerships and relationships, Digital Lava will explore opportunities associated with, but not limited to, emerging market opportunities in digital set-top boxes and broadband delivery systems.

PRODUCTS AND SERVICES

     Digital Lava's current product line includes VideoVisorProfessional, VideoVisorWeb and vPublisher.

     vPublisher. The vPublisher software assists in compiling digital video and other information from diverse sources, organizes its content, creates links to other important data, and then rapidly publishes the information in a VideoCapsule file. VideoCapsules may be distributed on compact discs and digital video discs and streamed over intranets and the Internet using technology provided by RealNetworks, Silicon Graphics, InfoValue computing, Starlight Networks and Microsoft. Digital Lava does not currently make its proprietary vPublisher available to the general marketplace.

     vPublisher provides Digital Lava with several key benefits. First, the system simplifies the publishing process and does not require personnel to be proficient in the use of programming, scripting or authoring language. Second, vPublisher allows Digital Lava to rapidly create rich mixed media interactive content. Depending on the complexity and length of the content, a VideoCapsule can be completed in less than 24 hours providing a very quick turnaround time for clients. Third, due to the proprietary software, Digital Lava's management belives it is able to produce VideoCapsules at a very low cost relative to other computer based editing tools.

     VideoVisorProfessional. VideoVisorProfessional is a software application that allows access to VideoCapsule information on compact disc or through a corporate intranet. With VideoVisorProfessional loaded on the desktop, the user can individually manipulate and navigate through all the content with the click of a mouse.

     The VideoVisorProfessional application provides the most robust experience including full screen video, subtitles in multiple languages, the ability to reorganize video content, software demonstrations, the ability to access notes, and extensive search and bookmark capabilities. VideoVisorProfessional is licensed either as a one time full desktop application or on a per compact disc basis. The user needs to have the Windows Media Player or the Real Networks G2 player on the desktop in order to install the VideoVisorProfessional software.

     In March 2000, Digital Lava released beta versions of HotFoot for PowerPoint and HotFoot Host, new products which are designed to allow users to create and host their own web-based presentations with streaming audio.

     VideoVisorWeb. VideoVisorWeb is an Internet application that allows access to VideoCapsule information over the Internet. VideoVisorWeb content is hosted on video server provided by either Microsoft or RealNetworks. VideoVisorWeb utilizes web browsers from Microsoft or Netscape. The user experience is similar to VideoVisorProfessional except for certain limitations on video screen size, notes and subtitling as a result of bandwidth considerations of the Internet. The video screen size is scaled larger when the client has higher bandwidth access.

     Consulting and Custom Services. We provide a range of consulting and programming services that principally relate to the creation and maintenance of video content and applications based on Digital Lava's technology.

     Customer Service and Support. Digital Lava currently makes available customer support through a technical hotline and defect correction to all clients. Digital Lava uses customer feedback as a source of ideas for product enhancement and development.

STRATEGIC RELATIONSHIPS

     Microsoft. Digital Lava is a NetShow independent software vendor. NetShow is Microsoft's proprietary software to view streaming media over the Internet and intranets. Digital Lava also licenses Microsoft's Internet Explorer Administration Kit under a royalty free license and distribution agreement. This agreement permits Digital Lava to customize Microsoft's Internet Explorer web browser for integration into VideoVisorProfessional and VideoVisorWeb software. The integrated products allow end-users to view streamed video content that is linked with other Web browser content.

     RealNetworks. Digital Lava has entered into a consulting and development agreement with RealNetworks, Inc. under which RealNetworks has developed custom software to allow Digital Lava to integrate RealNetworks RealPlayer software with VideoVisorProfessional and VideoVisorWeb.

     INTERVU. Digital Lava has entered into a co-marketing agreement to promote and sell a fully integrated solution for VideoVisorWeb content hosted on the INTERVU network. The LAVA Hosting Services provides for an end to end solution that is marketed by both Digital Lava and INTERVU. Digital Lava is licensed to resell INTERVU hosting services and content management services. INTERVU is licensed to sell Digital Lava's VideoVisorWeb application and publishing services.

COMPETITION

   The market for software and services for the Internet and intranets is relatively new, constantly evolving and intensely competitive. Digital Lava expects that competition will intensify in the future. Digital Lava's principal competitors include:

     - Eloquent, Inc.;

     - Veon, Inc.;
     - Vsoft, Inc.;
     - VStream, Inc.;
     - LiveNote, Inc.;
     - Adobe Systems, Inc.; and
     - Visionary Information Systems, Inc.

     Digital Lava also competes or may compete with computer-based training software companies including Macromedia, Inc., Asymetrix Corporation, and Allen Communications, Inc. Digital Lava also competes or may compete with more general purpose audio and video streaming software companies including:

     - Microsoft;
     - RealNetworks;
     - VDOnet Corporation;
     - Xing Technology Corporation; o Cubic VideoComm, Inc.;
     - Motorola, Inc.;
     - Vosaic LLC; and
     - Oracle Corporation.

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

   Competitive factors in this market include:

     - the quality and reliability of software;
     - features for creating, editing and publishing video;
     - ease of use and interactive user features;
     - cost per user; and
     - compatibility with the user's existing network components and software systems.

     To expand its user base and further enhance the user experience, Digital Lava must continue to innovate and improve the performance of its software. Digital Lava is committed to the continued market penetration of its brand, products and services. Digital Lava may, as a strategic response to changes in the competitive environment, implement pricing, licensing, service or marketing changes designed to extend its current brand and technology franchise. For example, Digital Lava may elect to reduce the price for select versions of its software or even make select versions available for download free of charge. Continued price concessions or the emergence of other pricing or distribution strategies by competitors may reduce future revenues, earnings, cash flows and the business may be harmed.

INTELLECTUAL PROPERTY

     Our success depends in part on our ability to protect our proprietary software and other intellectual property. To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, and license agreements with consultants, vendors and customers. Despite these protections, a third party could copy or otherwise obtain and use our products or technology, or develop similar technology independently.

     Digital Lava currently has one patent pending in the U.S. relating to its product architecture and technology. The pending patent application may not be granted, or, if granted, may not provide any competitive advantage to Digital Lava. Many of Digital Lava's current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a patent has issued or issues in the future which covers Digital Lava's products, Digital Lava would need to either obtain a license or design around the patent. We may not be able to obtain a license on acceptable terms, if at all, nor design around the patent.

     We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we have not conducted and do not conduct comprehensive patent or trademark searches to determine whether we infringe patents or other proprietary rights held by third parties.

     If discovered that our products violated third-party proprietary rights, there can be no assurance that we would be able to obtain licenses to continue offering our products without substantial reengineering or that reengineering would be successful, that a license would be available on commercially reasonable terms, if at all, or that litigation could be avoided or settled without substantial expense and damage awards. Any claims against Digital Lava relating to the infringement of third-party proprietary rights, even if without merit, could result in the expenditure of significant financial and managerial resources and in injunctions preventing Digital Lava from distributing certain products.

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

HUMAN RESOURCES

     Digital Lava currently has 79 full-time employees and two part time employees, including sixteen in product development, thirty-five in customer service, twenty-three in sales and marketing and seven in finance and administration. Employees are based at varying locations nationwide while Digital Lava's executive offices are in Marina del Rey, California.

     Digital Lava has entered into an employment agreement with Robert Greene, our Chief Executive Officer, which expires in July of 2002, and Joshua Sharfman, our President, which expires in December of 2001. Mr. Greene currently receives an annual base salary of $300,000, and Mr. Sharfman currently receives an annual base salary of $253,000. Digital Lava intends to hire additional employees in product development, sales and marketing. None of Digital Lava's employees is subject to a collective bargaining agreement, and Digital Lava believes that its relations with its employees are good.

ITEM 2.       PROPERTIES

     Digital Lava's headquarters are located in Marina del Rey, California. Digital Lava leases an aggregate of 24,698 square feet at a current monthly lease rate of $42,943.89. The lease agreement for this location is non-cancelable and terminates on August 30, 2005. Digital Lava currently has the option to extend the lease agreement for an additional five-year period at the then current market value.

ITEM 3.       LEGAL PROCEEDINGS

     None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matter was submitted to a vote of the security holders of Digital Lava.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Digital Lava's Common Stock commenced trading on the American Stock Exchange on February 17, 1999 under the symbol "DGV." The following table sets forth, for the periods indicated, the high and low sales prices for the Common Stock, as reported on the American Stock Exchange.

                                                         Price Range
2000                                              High                Low
First Quarter (through March 17)............... $17 1/4                $4 5/8


1999                                              High                Low
First Quarter.................................. $15 5/8                $5
Second Quarter................................. $13 5/16               $5 3/8
Third Quarter.................................. $ 6 3/4                $3 9/16
Fourth Quarter................................. $ 7                    $3


     As of March 23, 2000, there were approximately 98 holders of record of the Common Stock. Digital Lava believes that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of the Common Stock is held of record in broker "street names."

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the financial condition and results of operations of Digital Lava should be read in conjunction with Digital Lava's financial statements and the notes to the financial statements and the other financial information included elsewhere in this report. In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking information that involve risks and uncertainties. Digital Lava's actual results could differ materially from those anticipated by forward-looking information.

OVERVIEW

     Digital Lava invested significant resources in sales, marketing, development, production and other operating activities during the year ended December 31,1999. Digital Lava believes that its success depends largely on building superior technology and quality into its products and services, extending its technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, Digital Lava expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, growth in revenues may not be achieved in the future. In light of Digital Lava's limited operating history, rapid improvements in technology, and improvements in Digital Lava's marketing capabilities, Digital Lava believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     Digital Lava has incurred significant net losses and negative cash flows from operations since inception, and as of December 31, 1999, had an accumulated deficit of $20,904,991. Digital Lava intends to continue to invest heavily in technology, development, sales and marketing and promotion. As a result, Digital Lava believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that Digital Lava will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

RESULTS OF OPERATIONS

     Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

     REVENUES

     The Company generally recognizes revenue from licensing of the Company's software products when all the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the Company's fee is fixed or determinable, and (4) collectibility is probable. In addition, for licensing contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue is allocated to each component of the contract based on evidence of fair value which is specific to the Company. Revenues increased to $1,488,045 for the year ended December 31, 1999 from $1,463,618 for the year ended December 31, 1998. The increase of $24,427 or 1.7% was primarily due to an increase in sales publishing services to new customers. Software license revenues accounted for approximately 10.5% and 72.3% of revenues for the year's ended December 31, 1999 and 1998, respectively. Services revenues accounted for approximately 89.5% and 27.7% of revenues for the year's ended December 31, 1999 and 1998, respectively. Services accounted for the majority of our revenue due to the Company's change to a services model in mid 1999. This model serves the current market requirement for new technologies to be delivered in an end to end solution model. One customer accounted for approximately 55.0% of revenue in 1999 and 46.0% of revenue in 1998. With Digital Lava's marketing focus on building their services revenue model, the Company anticipates that publishing services revenue will account for a larger share of revenues for the foreseeable future.

     COST OF REVENUES

     Cost of revenues consist primarily of the cost of materials, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues increased to $385,575, or

25.9% of revenues, for year ended December 31, 1999 from $288,778, or 19.7% of revenues, for the year ended December 31, 1998. This increase was primarily due to the change in the mix of revenues from primarily software licenses to primarily publishing services. Publishing services carry a higher cost of sale due to the labor intensity associated with them. Digital Lava expects its cost of revenue to continue to increase in dollar amount while declining as a percentage of revenue as Digital Lava expands its customer base.

     OPERATING COSTS AND EXPENSES

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, fees for professional services and depreciation and amortization. Selling, general and administrative expenses increased to $6,730,926, or 452.3% of revenues, for the year ended December 31, 1999, from $3,103,418, or 212.0% of revenues, for the year ended December 31, 1998. The increase was primarily due to increasing the size of the sales force, trade show participation, additional personnel and professional fees required to build an infrastructure to support Digital Lava's products and anticipated growth. In addition, selling, general and administrative expenses for the year ended December 31, 1999 and December 31, 1998 included non-cash compensation expenses of $129,961 and $559,101, respectively, which represents the granting of stock options and warrants to non-employees in exchange for services rendered to Digital Lava. Digital Lava expects that selling, general and administrative expenses will increase in absolute dollars as Digital Lava continues to hire personnel and incurs expense related to the further growth of the business.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses increased to $1,005,634, or 67.6% of revenues, for the year ended December 31, 1999 from $442,718, or 30.3% of revenues, for the year ended December 31, 1998. Research and development expenses increased in both dollars and as a percentage of revenue because of the addition of development personnel. Digital Lava believes that significant investments in technology and content development are required to be a technological leader and remain competitive and, therefore, expects that its research and development expenses will continue to increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to decline as a percentage of revenues.


     OTHER INCOME AND EXPENSE, NET. Other income and expense includes interest expense related to Digital Lava's financing obligations, interest income from its marketable securities and the recognized gain or loss on its marketable securities. Other income of $100,593 for the year ended December 31, 1999 was related to interest income from investments of the proceeds from the IPO in February 1999. Other expense of $1,359,245 for the year ended December 31, 1998 was related to interest expense on debt which was repaid or converted at the IPO. The change was primarily due to repayment and conversion of debt and the investment in marketable securities. Other expense for the year ended December 31, 1998 included amortization of debt discount and issuance costs related to warrants issued in connection with notes payable of $602,509.

     NET LOSS. For the year ended December 31, 1999, Digital Lava's net loss totaled $10,206,153 as compared to $3,730,541 for the year ended December 31, 1998.

     NET OPERATING LOSS CARRYFORWARDS. At December 31, 1999, Digital Lava had available net operating loss carryforwards for federal and state purposes of approximately $15,222,000 and $11,981,000, respectively. The utilization of the loss carryforwards to reduce future income taxes will depend upon Digital Lava's ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The federal and state carryforwards expire beginning in the years 2008 and 2000, respectively. The Internal Revenue Code of 1986 limits the maximum annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. As a result of the IPO, a change in ownership occurred which may substantially restrict Digital Lava's use of the net operating loss carryforwards for federal and state income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

     On February 22, 1999, Digital Lava completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,469. Digital Lava used approximately $4,489,000 of the proceeds to repay bridge notes. On March 30, 1999, Digital Lava completed the exercise by its underwriter of the over allotment option of 113,312 units and received aggregate proceeds of $1,711,011 and net proceeds of $1,513,567. During the period from completion of the Offering through December 31, 1999, Digital Lava has used approximately $4,489,000 of the proceeds to repay bridge notes, $1,005,000 for product development expenses, $2,333,000 for sales and marketing expenses, $1,565,000 for facilities and other capital expenditures, and $3,054,000 for working capital and general corporate purposes.

     As of December 31, 1999, cash increased to $708,031 from $30,893 at December 31, 1998.

     Net cash used in operating activities increased to $7,899,570 for the year ended December 31, 1999 from $849,884 for the year ended December 31, 1998. The increase in use of cash from operations resulted primarily from increasing net losses, increasing receivables and cash used to reduce accounts payable partially offset by the non-cash extraordinary loss on extinguishment of debt.

     Cash flows used in investing activities increased to $4,477,564 for the year ended December 31, 1999 from $912,485 for December 31, 1998 resulting primarily from the purchase and of short-term securities, restriction of cash related to the Company's new operating lease and the purchase of fixed assets.

     Net cash provided by financing activities increased to $13,054,272 for 1999 from $1,620,000 for 1998. The increase was due to net proceeds received due to the completion of the Company's initial public offering and the underwriter's exercise of their over-allotment option offset by the repayment of notes payable.

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

     The Company currently anticipates that current cash balances, short-term investments and cash provided by operations will be sufficient to meet its anticipated needs for working capital and capital expenditures for the next 6 months. Digital Lava anticipates it will seek additional funding either through additional public or private sales of its securities. The Company is currently taking action on such alternatives to raise capital in the next three to four months, however the outcome of such efforts to raise working capital cannot be assured.

YEAR 2000 RISK

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results. We believe that our products and internal systems are currently year 2000 compliant. We have confirmed our year 2000 compliance by obtaining representations by third party vendors of their products' year 2000 compliance, as well as specific testing of our products. We have not incurred significant costs to date complying with year 2000 requirements and we experienced no problems at January 1, 2000. However, there can be no assurance we have discovered all problems or that we will not experience problems in the future.

CAUTIONARY STATEMENT

     Certain written and oral statements made or incorporated by reference from time to time by Digital Lava or its representatives in this Form 10-K, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Digital Lava is including this Cautionary Statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

ITEM 7.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item 8 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the directors and officers of Digital Lava:

NAME                             Age      Position
----                             ----     --------
Robert Greene                     42      Chairman of the Board and Chief
                                          Executive Officer

Roger Berman                      45      Director

John Carrington                   56      Director

Dr. James W. Stigler              45      Director

Michael Wheeler                   49      Director

Joshua D.J. Sharfman              42      President and Chief Technology Officer

Danny Gampe                       45      Chief Financial Officer

Peter Webb                        46      Vice President, Sales

Ralph Boulware                    57      Vice President, Services

Kipley Bruketa                    39      Vice President , Marketing

James Hicks                       38      Vice President, Product Development

     There is hereby incorporated by reference the information appearing under the captions "Board of Directors and Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in Digital Lava's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 1, 2000.

ITEM 10.      EXECUTIVE COMPENSATION SUMMARY COMPENSATION.

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 1, 2000.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information under the captions "Principal Stockholders" and "Board of Directors and Officers" in Digital Lava's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 1, 2000.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information under the caption "Certain Transactions" in Digital Lava's definitive proxy statement relating to its Annual Meeting of Stockholders to be held on June 1, 2000.

                                     PART IV

ITEM 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)                  FINANCIAL STATEMENTS AND EXHIBITS

               (1)        Financial Statements

                          Report of Independent Accountants

                          Balance Sheet at December 31, 1999

                          Statement of Operations for the years ended December 31, 1999 and 1998

                          Statement of Changes in Stockholders' Equity

                          (Deficit) for the period for the years ended

                          December 31, 1999 and 1998 Statement of Cash Flows for the years ended December 31, 1999 and 1998

                          Notes to Consolidated Financial Statements

               (2)        FINANCIAL STATEMENT SCHEDULES

                          All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or note thereto.

               (3)        EXHIBITS

     Exhibits

3(a)+       Second Amended and Restated Certificate of Incorporation

3(b)+       Bylaws of the Company, in effect as of the date hereof

4(a)*       Form of Common Stock Certificate

4(b)**      Form of Warrant Agreement

4(c)**      Form of Representative's Warrant Agreement

4(d)*       1996 Incentive and Non-Qualified Stock Option Plan

4(e)* Warrant Agreement dated as of September 30, 1996 between the Company and Millennium Capital Management (1)
4(f)* Warrant Agreement dated as of September 30, 1996 between the Company and Miracle Investments Co. (1)

4(g)* Registration Rights Agreement between the Company, Miracle Investments Co. and Millennium Capital Management

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

10(h)****   Agreement dated January 8, 1998 between the Company and
            RealNetworks, Inc. (2)

10(i)****   Agreement dated April 1, 1998 between the Company and RealNetworks,
            Inc. (2)

10(j)****   Software License Agreement dated March 31, 1997 between the Company and Cinax Designs, Inc. (2)

10(k)**     Agreement dated August 8, 1998 between the Company and Lesson Lab

10(l)+      Agreement dated August 13, 1999 between the Company and Cisco
            Systems, Inc.

10(m)+ Agreement dated October 26, 1999 between the Company and Cisco Systems, Inc.

23+         Consent of PricewaterhouseCoopers, LLP

27+         Financial Data Schedule
---------

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

(b)         Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the last quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  DIGITAL LAVA INC.


                                            By: /s/ ROBERT GREENE
                                                --------------------------------
                                            Robert Greene, Chairman and Chief
                                            Executive Officer
                                            Date: March 30, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures                  Title                                           Date
--------------------        -------------------------                      -----
/s/James Stigler            Director                              March 30, 2000
--------------------
James Stigler

/s/ Danny Gampe             Chief Financial Officer               March 30, 2000
--------------------        (Principal Financial
Danny Gampe                 and Accounting Officer)

/s/ Roger Berman            Director                              March 30, 2000
--------------------
Roger Berman

/s/ John Carrington         Director                              March 30, 2000
--------------------
John Carrington

/s/ Michael Wheeler         Director                              March 30, 2000
--------------------
Michael Wheeler

/s/ Robert Greene           Chairman and Chief Executive          March 30, 2000
--------------------        Officer (Principal Executive
Robert Greene               Officer)

                                DIGITAL LAVA INC.

                          Index to Financial Statements

                                                                          Page
                                                                          ----
        Report of Independent Accountants                                 F-2
        Balance Sheet at December 31, 1999                                F-3
        Statement of Operations for the years ended
          December 31, 1999 and 1998                                      F-4
        Statement of Stockholders' Equity/(Deficit) for the
          years ended December 31, 1999 and 1998                          F-5
        Statement of Cash Flows for the years ended
          December 31, 1999 and 1998                                      F-6
        Notes to Financial Statements                                     F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
Stockholders of Digital Lava Inc.

     In our opinion, the financial statements listed in the index appearing under Item 13 (a) (1) on page 16 present fairly, in all material respects, the financial position of Digital Lava Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses, negative cash flows from operations, has a significant accumulated deficit, and expects to incur future losses. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Costa Mesa, California

February 1, 2000

                                DIGITAL LAVA INC.

                                  Balance Sheet


                                                                              December 31,
                                                                                 1999

                                  Assets

Current Assets:
    Cash and cash equivalents.............................................   $  708,031
    Short term investments................................................    2,956,287
    Accounts receivable...................................................    1,174,689
    Other current assets..................................................      142,796
                                                                            ---------------

        Total current assets..............................................    4,981,803
    Fixed assets, net.....................................................    1,204,578
    Restricted cash.......................................................      486,455
    Other assets..........................................................      237,462
                                                                            ---------------

                                                                             $6,910,298

                                                                            ===============
                       Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable......................................................   $  186,362
    Current portion of capital lease......................................       75,869
    Accrued expenses and other current liabilities........................      609,026
    Deferred rent.........................................................      291,953
    Deferred revenue......................................................      279,184
                                                                            ---------------

Total current liabilities                                                     1,442,394

    Long term portion of capital lease obligations........................      166,382
                                                                            ---------------
                                                                              1,608,776

Commitments and contingencies (Note 10)

Stockholders' equity:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
        issued and outstanding............................................           --
    Common stock, $0.0001 par value; 35,000,000 shares authorized;
        4,636,887 shares issued and outstanding...........................          463
    Additional paid-in capital............................................   26,237,992
    Deferred compensation.................................................      (16,928)
    Accumulated deficit...................................................  (20,904,991)
    Accumulated other comprehensive loss..................................      (15,014)
                                                                            ---------------

        Total stockholders' equity........................................    5,301,522
                                                                            ---------------

                                                                             $6,910,298

                                                                            ===============

The accompanying notes are an integral part of these financial statements.
---------------------------------------------------------------------------

                                DIGITAL LAVA INC.

                             Statement of Operations


                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                     1999             1998
                                                                     ----             ----
Revenues:
    Software licenses....................................         $  155,693      $ 1,057,794
    Services.............................................          1,332,352          405,824
                                                                  ----------      -----------

       Total revenues....................................          1,488,045        1,463,618
                                                                  ----------      -----------

Cost of revenues:
    Cost of software licenses............................              5,349           13,168
    Cost of services.....................................            380,226          275,610
                                                                  ----------      -----------

       Total cost of revenues............................            385,575          288,778
                                                                  ----------      -----------

       Gross Profit......................................          1,102,470        1,174,840
                                                                  ----------      -----------

Operating costs and expenses:
    Selling, general and administrative..................          6,730,926        3,103,418
    Research and development.............................          1,005,634          442,718
                                                                  ----------      -----------

       Total operating costs and expenses................          7,736,560        3,546,136
                                                                  ----------      -----------

       Loss from operations..............................         (6,634,090)      (2,371,296)

    Other income and (expense), net......................            100,593       (1,359,245)
                                                                  ----------      -----------

       Loss before extraordinary item....................         (6,533,497)      (3,730,541)
    Extraordinary loss on extinguishment of debt.........         (3,672,656)             ---
                                                                  ----------      -----------

       Net loss..........................................        (10,206,153)      (3,730,541)
                                                                  ==========      ===========

Net loss available to common stockholders................       ($10,866,176)     ($3,730,541)
                                                                  ==========      ===========
Basic and diluted loss per share:

    Loss before extraordinary item.......................       $      (1.82)    $     (28.36)
    Extraordinary loss on extinguishment of debt.........               (.93)             ---
                                                                  ----------      -----------

Net loss.................................................       $      (2.75)    $     (28.36)
                                                                  ==========      ===========

Weighted average common shares used in basic and diluted
    loss per share (Note 2)..............................          3,950,935          131,524
                                                                  ==========      ===========

The accompanying notes are an integral part of these financial statements.

                                DIGITAL LAVA INC.

                   Statement of Stockholders' Equity (Deficit)

                                         Series A        Series B       Series B-1       Series C
                                       Convertible     Convertible     Convertible     Convertible
                                        Preferred       Preferred       Preferred       Preferred
                                          Stock           Stock           Stock           Stock
                                      --------------  --------------  --------------  --------------
                                      Shares  Amount  Shares  Amount  Shares  Amount  Shares  Amount
                                      ------  ------  ------  ------  ------  ------  ------  ------
Balance, December 31, 1997.........   88,584       9   5,552      --     930      --   3,283      --
  Modification of outstanding
    convertible preferred stock
    warrants.......................       --      --      --      --      --      --      --      --
  Modification of outstanding
    common stock warrants..........       --      --      --      --      --      --      --      --
  Issuance of common stock warrants
    for services...................       --      --      --      --      --      --      --      --
  Issuance of common stock warrants
    in conjunction with notes
    payable........................       --      --      --      --      --      --      --      --
  Modification of options issued by
    management and principal
    stockholders for services
    performed by consultants.......       --      --      --      --      --      --      --      --
  Net loss.........................       --      --      --      --      --      --      --      --
                                      ------  ------  ------  ------  ------  ------  ------  ------

Balance, December 31, 1998            88,584  $    9   5,552  $   --     930  $   --   3,283  $   --
                                      ======  ======  ======  ======  ======  ======  ======  ======

  Conversion of preferred stock to
    common stock...................  (79,760)    (8)  (5,552)     --    (930)     --  (3,283)     --
  Modification of series B and C
    convertible preferred stock
    conversion rates...............       --     --       --      --      --      --      --      --
  Dividend to series B and series C
    convertible preferred
    stockholders in connection with
    modification of conversion rates      --     --       --      --      --      --      --      --
  Series A convertible preferred
    stock contributed by founders..   (8,824)    (1)      --      --      --      --      --      --
  Common stock contributed by
    founders.......................       --     --       --      --      --      --      --      --
  Conversion of notes payable, plus
    accrued interest, to common
    stock..........................       --     --       --      --      --      --      --      --
  Issuance of common stock and
    warrants pursuant to public
    offering, net of expenses of
    $5,613,375.....................       --     --       --      --      --      --      --      --
  Issuance of common stock warrants
    for services...................       --      --      --      --      --      --      --      --
  Comprehensive loss:
     Unrealized loss on available
       for sale securities.........       --      --      --      --      --      --      --      --
       Net loss....................       --      --      --      --      --      --      --      --
  Total comprehensive loss                --      --      --      --      --      --      --      --
                                      ------  ------  ------  ------  ------  ------  ------  ------

  Balance, December 31, 1999              --    $ --      --    $ --      --    $ --      --    $ --
                                      ======  ======  ======  ======  ======  ======  ======  ======


                                                                                  Accumulated
                                                                                   Other
                                                          Additional              Compre-
                                                            Paid-In  Accumulated  -hensive    Deferred
                                        Common Stock        Capital    Deficit      Loss      Compensation    Total
                                      ------------------  ---------- ------------ ----------- ------------ ------------
                                       Shares    Amount

                                      --------  --------
Balance, December 31, 1997..........   131,524        13   3,351,030   (6,968,297)                           (3,617,245)
  Modification of outstanding
    convertible perferred stock
    warrants........................        --        --      30,978           --                                30,978
  Modification of outstanding
    common stock warrants...........        --        --      10,050           --                                10,050
  Issuance of common stock warrants
    for services....................        --        --      92,701           --                                92,701
  Issuance of common stock warrants
    in conjunction with notes
    payable.........................        --        --     787,137           --                               787,137
  Modification of options issued by
    management and principal
    stockholders for services
    performed by consultants........        --        --     346,400           --                               346,400
  Net loss..........................        --        --          --   (3,730,541)                           (3,730,541)
                                      --------  --------  ----------  ----------- ---------- -------------- -----------
Balance, December 31, 1998..........   131,524  $     13  $4,618,296 $(10,698,838)        --             -- $(6,080,520)
                                      ========  ========  ==========  =========== ========== ============== ===========

  Conversion of preferred stock to
    common stock....................   907,156        91         (83)          --         --             --          --
  Modification of series B and
    series C convertible preferred
    stock conversions rates.........    88,003         9     660,014           --         --             --     660,023
  Dividend to series B and series C
    convertible preferred
    stockholders in connection with
    modification of conversion rates        --        --    (660,023)          --         --             --    (660,023)
  Series A convertible preferred
    stock contributed by founders...        --        --           1           --         --             --          --
  Common stock contributed by
    founders........................   (11,028)       (1)          1           --         --             --          --
  Conversion of notes payable, plus
    accrued interest, to common
    stock...........................   894,608        89   5,363,123           --         --             --   5,363,212
  Issuance of common stock and
    warrants pursuant to publice
    offering, net of expenses of
    $5,613,375...................... 2,626,624       262  16,109,774           --         --             --  16,110,036
  Issuance of common stock warrants
    for services....................        --        --     146,889           --         --        (16,928)    129,961
  Comprehensive loss:
    Unrealized loss on available
      for sale securities...........        --        --          --           --    (15,014)            --     (15,014)
    Net loss........................        --        --          --  (10,206,153)        --             -- (10,206,153)
                                                                                                            -----------
  Total comprehensive loss                  --        --          --           --         --             -- (10,221,167)
                                      --------- -------- ----------- ------------ ---------- -------------- -----------

  Balance, December 31, 1999          4,636,887 $    463 $26,237,992 $(20,904,991)$  (15,014)$      (16,928)$ 5,301,522
                                      ========= ======== =========== ============ ========== ============== ===========

The accompanying notes are an integral part of these financial statements.


                                DIGITAL LAVA INC.

                             Statement of Cash Flows


                                                                Year Ended December 31,
                                                          -----------------------------------
                                                             1999                   1998
                                                          ----------------  -----------------
Cash flows from operating activities:
    Net loss...................................          $(10,206,153)           $(3,730,541)
    Adjustments to reconcile net loss to net
        cash to be used in operating
        activities:
        Extraordinary loss on extinguishment of
           debt................................             3,672,656                    ---
        Deferred revenues......................                92,275                186,909
        Depreciation and amortization..........               141,399                182,963
        Amortization of debt discount..........               130,758                602,509
        Compensation from grant of non-employee
           stock options and warrants..........               129,961                559,101
    Changes in assets and liabilities affecting
        operating cash flows:
        Accounts receivable....................              (970,493)               (37,084)
        Other assets...........................              (350,079)               (24,808)
        Accounts payable.......................              (512,384)               307,501
        Accrued interest.......................              (523,952)               759,180
        Accrued expenses and other current                    204,489                344,386
        Deferred rent..........................               291,953                    ---
                                                          ----------------  ----------------

Net cash used in operating activities..........            (7,899,570)              (849,884)
                                                          ----------------  ----------------

Cash flows used in investing activities:

Purchase of short term investments.............           (11,619,279)                   ---
Sale of short term investments.................             8,647,978                    ---
Restricted cash ...............................              (486,455)                   ---
Deferred offering costs .......................                   ---               (888,493)
Acquisition of fixed assets....................            (1,019,808)               (23,992)
                                                          ----------------  ----------------

Net cash used in investing activities..........            (4,477,564)              (912,485)
                                                          ----------------  ----------------

Cash flows from financing activities:

Payments on capital lease obligations .........               (20,757)                   ---
Proceeds from notes payable ...................                   ---              1,620,000
Repayment of notes payable ....................            (3,923,500)                   ---
Proceeds from issuance of common stock ........            19,831,011                    ---
Cost of common stock issuance .................            (2,832,482)                    --
                                                          ----------------  ----------------

Net cash provided by financing activities......            13,054,272              1,620,000
                                                          ----------------  ----------------

Net increase (decrease) in cash and cash
   equivalents.................................               677,138               (142,369)
Cash and cash equivalents at beginning of
   period......................................                30,893                173,262
                                                          ----------------  ----------------

Cash and cash equivalents at end of period                $   708,031          $      30,893
                                                          ================  ================

The accompanying notes are an integral part of these financial statements.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements

1.   Nature of Business

     Digital Lava Inc., a Delaware corporation (the "Company"), is a provider of software products and services related to the use of rich mixed media for corporate training, communications, research and other applications. Digital Lava's product line includes VideoVisor Professional (vvPro), VideoVisorWeb(vvWeb) and vPublisher. VideoVisorProfessional and VideoVisorWeb are proprietary viewers that allow the user to access the content published in the Digital Lava format. vPublisher is a proprietary authoring software tool that allows the integration of text, data, voice, video and web links into an interactive desktop application, known as a VideoCapsule. VideoCapsule files are accessed by either the vvPro software viewer on compact discs and private Intranets or via the vvWeb software viewer on the internet. vvPro and vvWeb allow the user to individually manage, manipulate and navigate the VideoCapsule information on their computer screen.

2.   Summary of Significant Accounting Policies Basis of presentation

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Since inception, the Company has suffered recurring losses and negative cash flows from operations, has a significant accumulated deficit, and expects to incur future losses. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company currently anticipates that current cash balances, short-term invetments and cash provided by operations will be sufficient to meet its anticipated needs for working capital and capital expenditures for the next 6 months. Digital Lava anticipates it will seek additional funding either through additional public or private sales of its securities. The Company is currently taking action on such alternatives to raise capital in the next three to four months, however the outcome of such efforts to raise working capital cannot be assured. The accompanying financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

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

Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

     The Company considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments.

Short Term Investments

     During 1999, the Company purchased short term investments comprised of Euro Dollar bonds and medium and short term notes. The Company accounts for short term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities which have readily determinable fair values and all investments in debt securities. The Company's short term investments are classified as available-for-sale under SFAS 115 and are reported at fair value. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity, net of tax, and represented an unrealized loss on available-for-sale securities of $15,014 at December 31, 1999. At December 31, 1999, available-for-sale securities were comprised of Euro Dollar bonds and medium and short term notes of $1,839,402 and $1,116,885, respectively.

Fair value of financial instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value due to their short maturities. The fair values of the Company's capital lease obligations, including current maturities, are estimated using discounted cash flow analyses, based on the estimated current incremental borrowing rates for similar types of capital leases. The carrying amount of the Company's capital lease obligations at December 31, 1999 approximates fair value.

Concentration of risk

     Financial instruments which potentially subject the Company to concentration of credit risk consists primarily of cash, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, short term investments and accounts receivable. The Company places its short term investments in Euro Dollar Bonds and short term notes. The Company, by policy, limits the amount of credit exposure through diversification and investment in highly rated securities. The company maintains an allowance for uncollectible accounts receivable based upon expected collectibility and generally does not require collateral. For the year ended December 31, 1999, no allowance for uncollectible accounts was deemed necessary by management.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


Property and Equipment

     Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets, which are six years for furniture and fixtures and three years for equipment. Capital leases and leasehold improvements are amortized over the term of the related lease.

Revenue recognition

     In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition", the Company generally recognizes revenue from licensing of the Company's software products when all the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred, (3) the Company's fee is fixed or determinable, and (4) collectibility is probable. In addition, for licensing contracts with multiple obligations (e.g. deliverable and undeliverable products, services and maintenance), revenue is allocated to each component of the contract based on evidence of fair value which is specific to the Company.

     Service revenues, which consist of short-term professional service contracts, such as video encoding and capsule creation, are deferred until significant contractual obligations have been fulfilled. Costs associated with professional service contracts, such as salaries and materials, are deferred until the related revenue is recognized.

Software development costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized. Through December 31, 1999, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

Income taxes

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences affecting the Company's tax liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that some or all of resulting deferred tax assets will not be realized.

Stock based compensation

     As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company accounts for its stock-based

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


compensation arrangements pursuant to Accounting Principles Board
("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the award in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Segment reporting

     In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires the Company to disclose certain segment information used by management for making operating decisions and assessing the performance of the Company. Management has determined that the Company operated within one discrete reportable business segment for the years ended December 31, 1999 and 1998. Sales to customers outside and inside the United States for the years ended December 31, 1999 and 1998 were as follows:


                                                         Twelve Months Ended December 31,
                                                       -------------------- -----------------
                                                              1999                1998
                                                       -------------------- -----------------
Sales made to customers outside the United States                   46,408            12,841
Sales made to customers inside the United States                 1,441,637         1,450,777
                                                       -------------------- -----------------
                        Total                                    1,488,045         1,463,618
                                                       ==================== =================

     Sales by significant customers for the years ended December 31, 1999 and 1998 were as follows:


Customer A                                                             55%                --
Customer B                                                              --               46%
Other customers                                                        45%               54%
                                                       -------------------- -----------------
                        Total                                         100%              100%
                                                       ==================== =================

     At December 31, 1999, one customer accounted for $841,453, or 72%, of accounts receivable.

Comprehensive loss

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income". The statement established standards for the reporting and display of comprehensive income and its components. The disclosures required by SFAS 130 have been included in the statements of stockholders' equity (deficit). The difference between net loss and comprehensive loss for the year ended December 31, 1999 represented unrealized

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


loss on available-for-sale securities. For the year ended December 31, 1998, there was no difference between net loss and comprehensive loss.

Loss per share

     Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during a period. In computing diluted loss per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents.

     Because their effects are anti-dilutive, net loss per share for the periods ended December 31, 1999 and 1998 do not include the effects of:


                                                         Twelve Months Ended December 31,
                                                       --------------------------------------
                                                              1999                1998
                                                       -------------------- -----------------
Convertible preferred stock on as if converted basis                   ---           983,490
Stock options outstanding                                          860,170            59,618
Warrants to purchase series A convertible
     preferred stock on as if converted basis                                        171,340
Warrants to purchase common stock                                2,272,575           608,109

                                                       -------------------- -----------------
                        Total                                    3,132,745         1,822,557
                                                       ==================== =================

     Net loss available to common stockholders represents net loss for the year ended December 31, 1999 and 1998 increased in 1999 by a dividend of $660,023 recorded in February 1999 to the then holders of Series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares (Note 7).

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commmission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements. SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101, as amended, is required to be adopted by registrants no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently analyzing SAB No. 101, but believes that adoption of this new accounting priniple will not have a material effect on the Company's financial statements.

     Effective January 1, 1999, the Company adopted Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities". SOP No. 98-5 requires that all start up costs related to new operations must be expensed as incurred. In addition, start up costs that were capitalized in the past must be written off when SOP No. 98-5 is adopted. The implementation

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


of SOP 98-5 did not have a material effect on the consolidated financial statements, as the Company had not previously capitalized the costs of start-up activities..

3.   Fixed Assets

     Fixed Assets comprised the following:

                                                               December 31,
                                                                   1999
                                                             ------------------
      Furniture and fixtures                                          $351,998
      Equipment                                                        868,969
      Leasehold improvements                                           246,980
                                                             ------------------
                                                                     1,467,947
      Less: Accumulated depreciation and amortization                 (263,369)
                                                             ------------------
                                                                     1,204,578
                                                             ==================

     Property and equipment includes assets acquired under capital leases, comprising mainly furniture and fixtures of approximately $228,020 and accumulated amortization of $12,668, and equipment of $34,988 and accumulated amortization of $3,888 at December 31, 1999.

4.   Accrued Expenses

     Accrued expenses and other current liabilities comprised the following:

                                                                 December 31,
                                                                     1999
                                                               ---------------
                 Wages and benefits payable                          $ 215,853
                 Accrued taxes - other                                 150,000
                 Other accrued liabilities                             243,173
                                                             ------------------
                                                                      $609,026
                                                             ==================
5.   Related Party Transactions

     In January and December 1997, certain members of management and principal stockholders of the Company granted a consultant options to acquire up to 15,600 of their shares of series A convertible preferred stock and 19,941 of their shares of common stock in exchange for services provided to the Company. The options had an exercise price of $45.70 per share of series A convertible preferred stock and $4.57 per share of common stock. Effective May 1998, these options were amended. Under the revised terms and in exchange for additional consulting services provided to the Company, the strike prices of the options were reduced to $9.14 per share of series A convertible preferred and $.91 per share of common stock. The total incremental difference between the value of the options before and after the modification of the option terms, as determined using the Black-Scholes model, in the amount of $346,400, was

                                DIGITAL LAVA INC.

                          Notes to Financial Statements

recorded as a contribution of capital by the stockholders and a charge to general and administrative expense in 1998. The options are exercisable for a period of ten years and none were exercised at December 31, 1999.

     Since inception, the Company has received ongoing consulting and legal services from certain stockholders. Services rendered for years ended December 31, 1999 and 1998, amounted to $588,829 and $542,719, respectively, of which $13,169 is included in accounts payable at December 31, 1999.

     At December 31, 1999 the Company had a $230,000 unsecured, non-interest bearing note receivable from an officer included in other assets. The note is due in full upon termination of employment if such termination occurs prior to July 1, 2001. If termination of employment does not occur prior to July 1, 2001, the note will be canceled. The note is being amortized to general and administrative expense over the life of the note. Accumulated amortization at December 31, 1999 was $17,692. Imputed interest as determined based on an interest rate of 9% for the year ended December 31, 1999, is considered immaterial.

6.   Extinguishment of Debt

     During the period from March 1996 through December 1998, the Company issued an aggregate principal amount of $5,339,500 in promissory notes. In 1998, the Company renegotiated an aggregate principal amount of $2,832,000 of such promissory notes with certain holders whereby, effective upon consummation of the Company's IPO (Note 7), and in exchange for extending the maturity date, the Company repaid in cash one half of the face value of the promissory notes plus any accrued fees. The remaining one half of the face value of the promissory notes, accrued but unpaid interest and the related outstanding warrants issued in connection with the issuance of promissory notes, as discussed in Note 7, were converted into 849,600 shares of common stock equal to 225% of the original principal amount of the promissory note at a per share amount of $7.50. The company recorded an extraordinary loss of $3,672,656 on extinguishment of these promissory notes based on the difference between (a) cash paid and the value of stock issued offset by the value of related warrants reacquired and canceled, and (b) the book value of debt and accrued interest. The Company repaid the remaining principal amount of $2,507,500 in cash upon the consummation of the Company's IPO (Note 7).

7.       Stockholders' Equity (Deficit)

Underwritten initial public offering

         On February 22, 1999, the Company completed an underwritten initial public offering ("IPO") of 1,200,000 units at a price of $15.10 per unit. Each unit consisted of two shares of common stock, at a price of $7.50 per share, and a redeemable warrant, at a price of $0.10 per warrant, to purchase one share of common stock. Proceeds, net of discounts and commissions of $1,514,832, and offering expenses paid of $2,008,699, totaled $14,596,469. In addition, on March 30, 1999 the underwriter exercised its over-allotment option to purchase an additional

                                DIGITAL LAVA INC.

                          Notes to Financial Statements

113,312 units for total proceeds, net of discounts and commissions of $143,136, and offering expenses paid of $54,308, of $1,513,567. The warrants are exercisable commencing February 17, 2000 through February 2004 at an exercise price of $9.00 per share of common stock, subject to adjustment for stock dividends, stock splits, combinations or reclassifications of common stock. In addition, commencing August 17, 2000 the warrants are redeemable by the Company, in whole and not in part, at $0.10 per warrant. The warrants are redeemable only if the average closing price of common stock equals or exceeds $19.95 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of notice of redemption.

         Upon the closing of the IPO, the Company issued warrants to the underwriter to purchase 240,000 shares of common stock at an exercise price of $12.38 per share of common stock, subject to the same adjustments as discussed above. In addition, the Company issued 120,000 redeemable common stock purchase warrants at an exercise price of $0.17 per warrant of which warrant purchased is exercisable at an exercise price of $9.00 per share of common stock. The redeemable common stock purchase warrants are subject to the same terms of redemption as discussed above for redeemable warrants issued in the IPO. The warrants are exercisable for four years commencing February 22, 2001. The total estimated value of the warrants granted to the underwriter of $1,892,400 was reflected as non-cash offering expenses.

         In conjunction with the completion of the IPO, the Company cancelled 8,824 shares of series A convertible preferred stock (which converted to 88,222 shares of common stock) and 11,028 shares of common stock returned by certain officers of the Company. This resulted in the cancellation of 99,250 shares of common stock and was recorded as contributed capital.

Preferred stock

         Upon completion of the Company's IPO, all shares of the Company's convertible preferred stock converted into common stock of the Company. This transaction was reflected in 1999 as follows:

         Conversion of series A and B-1 convertible preferred stock

                  Each share of the Company's series A and B-1 convertible preferred stock outstanding converted into 797,600 and 20,411 shares of common stock, respectively.

         Conversion of series B and C convertible preferred stock

                  In conjunction with the completion of the IPO, the Company changed the conversion rate for series B and C convertible preferred stock from 10 to 1 to 20.3099 to 1 and 19.3702 to 1, respectively. As such, each share of the Company's series B and C convertible preferred stock outstanding converted into 112,763 and 63,586 shares of common stock, respectively. The value based on the IPO price of the 88,003 incremental common shares issued to Series B and C preferred holders resulting from the change in conversion rates was recorded as a dividend to the preferred stockholders in the amount of $660,023.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements

Warrants issued with debt

         In conjunction with the issuance of promissory notes (Note 6), the holders of promissory notes were granted warrants to purchase 15,601 and 728,287 shares of series A convertible preferred and common stock, respectively, at initial exercise prices ranging from $68.54 to $182.78 and $6.85 to $11.42 per share of series A convertible preferred and common stock, respectively. Certain warrants granted have been adjusted due to 1) anti-dilution provisions resulting from the issuance of securities at prices below previously issued warrants' exercise prices and 2) the conversion of warrants to purchase series A convertible preferred stock to warrants to purchase common stock due to the conversion of convertible preferred stock to common stock upon the completion of the Company's IPO, and now represent warrants to purchase a total of 939,334 shares of common stock at exercise prices ranging from $6.85 to $18.28 per share. The warrants are exercisable at any time prior to dates ranging from February 2003 to March 2007. The total value of the warrants at the time of issuance, as determined using the Black-Scholes model, of $1,795,651 was treated as debt discount and amortized to interest expense over the initial term of the promissory notes of which $625,059 was recorded during the year ended December 31, 1998 for promissory notes issued in 1998. In exchange for either waiving the acceleration of the maturity date of the promissory notes caused by the Company raising additional financing in excess of a specified amount or extending the maturity date, the exercise prices of the warrants were reduced to prices ranging from $45.70 to $68.54 and $4.57 to $8.23 per share of series A convertible preferred and common stock, respectively. The total incremental difference between the value of the warrants before and after the modifications of the terms, as determined using the Black-Scholes model, of $269,826, was treated as additional debt discount and amortized to interest expense over the remaining life of the debt of which $41,028 was recorded during the year ended December 31, 1998 for debt modified in 1998. None of the warrants have been exercised as of December 31, 1999.

         As discussed in Note 6, in conjunction with the issuance of common stock in exchange for extinguishment of one half of the face value of promissory notes issued in the aggregate principal amount of $1,416,000, the Company reacquired and cancelled warrants previously issued to the note holders to purchase 10,669 and 237,721 of series A convertible preferred and common stock, respectively, at exercise prices ranging from $68.54 to $182.78 and $6.85 to $11.42 per share, respectively. In addition, in exchange for issuance of 45,005 shares of common stock, the Company reacquired and cancelled warrants to purchase 182,139 shares of common stock at an exercise price of $8.59 per share, as adjusted for anti-dilution provisions resulting from the issuance of securities at prices below previously issued warrants' exercise price, issued in connection with promissory notes issued in the aggregate principal amount of $1,350,000.

         Amortization of debt discount for the years ended December 31, 1999 and 1998 was $130,758 and $602,509, respectively.

Finder warrants

         In connection with the issuance of certain promissory (Note 6), the Company issued warrants to purchase 438 and 108,237 of series A convertible preferred stock and common stock, respectively, at exercise prices ranging from $114.24 to $182.78 and $8.68 to $11.42 per share of series A preferred stock and common stock, respectively, as a finders fee. Certain warrants granted have been adjusted due to 1) anti-dilution provisions resulting from the issuance of securities at prices below previously issued warrants' exercise prices and 2) the conversion of warrants to purchase series A convertible preferred stock to warrants to purchase common stock due to the conversion of convertible preferred stock to common stock upon the completion of the Company's IPO, and now represent warrants to purchase a total of 118,606 shares of common stock at exercise prices ranging from $7.41 to $13.52 per share. The total value of the warrants granted, as determined using the Black-Scholes model, of $306,757 was treated as debt issue costs and amortized to interest expense over the initial maturity date of the related notes of which $42,028 was recorded during the year ended December 31, 1998 for warrants granted in 1998. The warrants are exercisable at any time prior to dates ranging from February 2003 to July 2008. None of the warrants have been exercised as of December 31, 1999. Amortization of debt issue costs for the years ended December 31, 1999 and 1998 was $3,517 and $124,481, respectively.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements

         In 1998 the Company entered into agreements to settle outstanding disputes regarding finders fees related to certain note issuances. Under the terms of the agreements, the Company granted warrants to acquire 27,885 shares of common stock at exercise prices ranging from $4.11 to $7.38 per share and agreed to pay $62,500 in cash. The fair value of the warrants as determined using the Black-Scholes model, in the amount of approximately $120,000 was recorded as general and administrative expense for the year ended December 31, 1998. In February 1999, the Company and certain finders agreed to cancel 27,356 of these warrants. The cancellation of such warrants did not have an impact on the results fro the years ended December 31, 1999 and 1998.

Consulting and services warrants

         In November 1996 and January 1997, in exchange for legal services provided, the Company issued warrants to purchase 1,095 and 10,943, respectively, of shares of series A convertible preferred stock and common stock at exercise prices, as adjusted, of $68.54 and $6.85 per share of series A preferred and common stock respectively. Certain warrants granted have been adjusted due to 1) anti-dilution provisions resulting from the issuance of securities at prices below previously issued warrants' exercise prices and 2) the conversion of warrants to purchase series A convertible preferred stock to warrants to purchase common stock due to the conversion of convertible preferred stock to common stock upon the completion of the Company's IPO, and now represent warrants to purchase a total of 23,212 shares of common stock at an exercise price of $6.48 per share. The warrants are exercisable at any time prior to dates ranging from June 2003 to November 2006. None of the warrants have been exercised as of December 31, 1999.

         During the period from November 1996 through August 1999, the Company has entered into various one year consulting agreements. In conjunction with these agreements, the Company issued warrants to purchase 54,074 shares of common stock at exercise prices ranging from $3.56 to $9.14 per share of common stock. The warrants are exercisable at any time prior to dates ranging from December 2003 to February 2005. The total value of the warrants at time of issuance, as determined using the Black-Scholes model, of $239,596 was amortized to general and administrative expense over the term of the consulting agreement of which $129,967 and $92,701, respectively, was recorded for warrants granted in 1999 and 1998 and $16,928 was included in deferred compensation at December 31, 1999. In February 1999, the Company and a consultant agreed to cancel warrants to purchase 10,943 shares of common stock at an exercise price of $4.57 per share. None of the warrants have been exercised as of December 31, 1999.

         A number of the warrants granted to consultants and in connection with promissory notes (Note 6) contain anti-dilution provisions requiring adjustment, if at a later date, securities are issued at prices below the respective warrants' exercise price. In conjunction with the completion of the Company's IPO, certain of these warrants were cancelled.

         The following table is a summary of the shares issuable upon exercise of warrants outstanding as of December 31, 1999, as adjusted for events which have triggered anti-dilution provisions contained in the respective warrant agreements:

                                DIGITAL LAVA INC.

                          Notes to Financial Statements



                                                                  Common            Exercise
                                                                  Shares             Price
                                                                 Issuable             Per
                                        Expiration                 Upon              Common
Issuance Date                              Date                  Exercise            Share
-------------                   ---------------------         --------------    ------------------
September 1996                  September 2006                      2,858             9.6891
September 1996                  September 2006                     64,295             9.8054
September 1996                  September 2006                      3,112            13.5155
November 1996                   November 2006                      11,606             6.4783
January 1997                    January 2007                       11,606             6.4783
May 1997                        May 2005                           30,313             6.3980
May 1997                        May 2005                              630            11.4240
May 1997                        May 2003                           35,289            11.4240
June 1997                       June 2005                           1,329             7.3780
July 1997                       July 2005                          11,753             7.3780
July 1997                       July 2005                           2,875             7.4954
January 1998                    January 2003                       77,581             7.4118
January 1998                    December 2003                      13,131             9.1390
December 1998                   December 2008                      21,885             4.1130
December 1998                   December 2003                     275,000             9.7500
January 1999                    July 2003                           6,000             7.3780
February 1999                   February 2005                      20,000             6.7500
February 1999                   February 2004                   1,200,000             9.0000
February 1999                   February 2004                     240,000            12.3750
February 1999                   February 2004                     120,000             9.1650
March 1999                      March 2004                        113,312             9.0000
August 1999                     August 2004                        10,000             3.5625


                                                             ----------------   ------------------
Total shares and average
exercise price                                                  2,272,575           $ 9.3038
                                                             ================   ==================


8.   Employee Benefits 1996 stock option plan

     The Company's 1996 Stock Option Plan (the "1996 Option Plan") permits the grant of both "incentive stock options" designed to qualify under the Internal Revenue Code Section 422 and non-qualified stock options. Incentive stock options may only be granted to employees of the Company whereas non-qualified stock options may be granted to non-employees, directors and consultants. A total of 1,000,000 shares of Common Stock have been reserved for issuance under the 1996 Option Plan. Each option, once vested, allows the optionee the right to purchase one share of the Company's Common Stock. The Board of Directors determines the exercise price of the options; options granted to date generally vest 25% per year over four years and expire ten years from the date of grant. Compensation expense equal to the difference between the assumed fair value of the Company's Common Stock at the grant date and the exercise price of the options, if any, is recognized ratably over the vesting period.

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


     Stock option activity can be summarized as follows:


                                                                    Options Outstanding
                                                                ----------------------------
                                                                                   Weighted
                                            Options                                Average
                                            Available            Shares         Exercise Price
                                        ---------------      -------------    ------------------
    Balance at December 31, 1997            121,895              42,237                 $9.14
        Additional authorization             85,868                  --                   --
        Granted                             (23,946)             23,946                  9.14
        Canceled                              6,565              (6,565)                 9.14
                                          -----------        -------------
    Balance at December 31, 1997            190,382              59,618                 $9.14
        Additional authorization            750,000                  --                    --
        Granted                            (827,448)            827,448                  5.50
        Canceled                             26,896             (26,896)                 6.08
                                          -----------        -------------      ---------------
Balance at December 31, 1999                139,830             860,170                 $5.73
                                          ===========        =============      ===============


The following table summarizes information concerning currently outstanding and exercisable stock options for the 1996 Stock Option Plans as of December 31, 1999


                                                                          Options Exercisable at
                               Options Outstanding at December 31, 1999      December 31,1999
                               ----------------------------------------   -------------------------
                                                              Weighted                   Weighted
                                           Weighted Average   Average                    Average
                                Number         Remaining      Exercise      Number       Exercise
  Range of Exercise Prices    Outstanding  Contractual Life     Price     Exercisable      Price
  ------------------------    -----------  ----------------   ---------   -----------  -----------
        $3.00 - $4.63             194,850         9.8              $3.59          ---        ---
        $5.00 - $6.13             533,621         9.5              $5.92       52,270      $5.43
        $7.50 - $9.14             131,699         8.5              $8.14      131,699      $8.14
                              ------------                                ------------
                                  860,170                                     183,969
                              ============                                ============

     Pro forma information regarding net income or loss is required by SFAS No.
123. For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options' vesting period. Had compensation cost for these options been determined pursuant to SFAS No. 123, the difference between the Company's net loss as reported and as adjusted for the compensation costs for the years ended December 31, 1999 and 1998 would be as follows:


                                                                         Year Ended
                                                                        December 31
                                                              -----------------------------------
                                                                  1999               1998
                                                              ----------------     ---------------
Net loss
      As reported                                              $ (10,206,153)       $(3,730,541)
      Pro Forma                                                  (10,573,725)        (3,730,541)

                                DIGITAL LAVA INC.

                          Notes to Financial Statements



Basis and diluted loss per share
      As reported                                                     $(2.75)           $(28.36)
      Pro Forma                                                        (2.84)            (28.36)


          In accordance with the provisions of SFAS No. 123, prior to being a public company, the Company disclosed the pro forma effects of accounting for stock-based compensation using the minimum value method, which does not incorporate an assumption for volatility, and subsequent to becoming a public company uses the Black-Scholes model including a volatility assumption. The weighted average fair value of options granted for the years ended December 31, 1999 and 1998 were $4.10 and $0.00, respectively. Weighted average assumptions used for options granted during the years ended December 31, 1999 and 1998 were as follows:

                                            1999                 1998
                                         -----------           ----------
Risk free interest rate                     4.83%                5.124%
Volatility                                    95%                    0%
Expected lives (years)                         5                     5
Expected dividends                            --                    --

9.   Income Taxes

     No provision for income taxes was recorded for the years ended December 31, 1999 and 1998, as the Company incurred net losses during the period.

     The reported provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate of 34 percent to loss before extraordinary items and income taxes as follows:


                                                                Year Ended December 31,
                                                        -----------------------------------------
                                                           1999        %        1998        %
                                                        -----------------------------------------
Provision computed at statutory rate                   $(2,221,000)  (34.0) $(1,269,000)  (34.0)
Increase (decrease) resulting from:
     State tax, net of federal benefit                    (353,000)   (5.4)    (247,000)   (6.6)
     Tax credits                                           (65,000)   (1.0)     (42,000)   (1.1)
     Other                                                  83,000     1.3       17,000      .4
     Change in valuation allowance                       2,556,000    39.1    1,541,000    41.3
                                                       ------------   ------  -----------  ------
                                                       $         0       0%           0       0%
                                                       ============   ======  ===========  ======

                                DIGITAL LAVA INC.

                          Notes to Financial Statements


     Deferred tax assets and liabilities at December 31, 1999 and 1998, are comprised of the following (in thousands):


                                                                  December 31,
                                                              ----------------------
                                                                 1999       1998
                                                              ----------------------
      Deferred revenue                                        $      112   $    ---
      Net operating loss carryforwards                             5,894      3,225
      Non-employee warrants                                          589        578
      Research and Development costs capitalized for tax             448        144
      Research credit carryforwards                                  170         65
      Other                                                           22         33
                                                              ----------------------
      Gross deferred tax assets                               $    7,235   $  4,045
      Gross deferred tax liabilities                                 (31)       (87)
      Net deferred tax assets                                      7,204      3,958
      Less valuation allowance                                    (7,204)    (3,958)
                                                              ----------------------
      Deferred tax assets net of valuation allowance          $        0   $      0
                                                              ======================

     The change in the valuation allowance for the years ended December 1999 and 1998 was $3,246,000 and $948,000, respectively.

     Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research credit carryforwards are subject to an annual limitation against income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities.

     As of December 31, 1999, the company had net operating loss carryforwards for federal and state purposes of $15,222,000 and $11,981,000, respectively. Federal net operating loss carryforwards expire from 2008 through 2019 and state net operating loss carryforwards expire from 2000 through 2004. Given the recent history of operating losses, deferred tax assets require full valuation allowance because management believes it is more likely than not that these assets will not be realized. Accordingly, the accompanying statement of operations includes no deferred benefit for income taxes.

10.  Commitments and Contingencies

Operating leases

     The Company entered into a non-cancelable operating lease for its facility which expires in August 2005. Under the terms of the lease, the Company may extend the term of the lease for an additional five-year period at the then current fair market value. Under the terms of this agreement, the Company entered into a letter of credit as collateral for the lease. Restricted cash of $350,000 invested in a certificate of deposit at December 31, 1999 collateralized that letter of credit. As part of the facility transition, the former operating lease was retired at a cost of $40,880 which was charged to rent expense in 1999. Rent expense under operating leases was $229,804 and $85,479 for the years ended December 31, 1999 and 1998, respectively.

     The Company entered into a non-cancelable capital lease for furniture and equipment which expires in September 2002. Under the terms of this agreement, a letter of credit was created as collateral for the lease. Restricted cash of $136,455 invested in a certificate of deposit at December 31, 1999 collateralized that letter of credit.

     Future minimum lease payments under all non-cancelable operating and capital leases, as of December 31, 1999 are as follows:

                                DIGITAL LAVA INC.

                          Notes to Financial Statements



Fiscal Year ended December 31,                            Capital Leases      Operating Leases
                                                         ----------------  ---------------------
2000                                                         $104,197             $568,816
2001                                                          104,197              568,816
2002                                                          84,514               562,396
2003                                                            ---                549,556
2004                                                            ---                549,556
Thereafter                                                      ---                412,167
                                                        -------------------- --------------------
                                                              292,908            $3,211,307
                                                                             ====================
Less: Amount representing interest                            50,567
                                                        --------------------
                                                              242,251
Less: Current portion                                         75,869
                                                        --------------------
Long-term portion of capital lease obligations             $    166,382
                                                        ====================


Employment Agreements

     In September 1998, the Company and two members of management entered into two-year consulting agreements for financial, operational and strategic development services, effective upon the closing of the IPO (Note 7). Under the terms of the agreements, the Company paid bonuses totaling $100,000 upon the closing of the IPO and is required to pay annual consulting fees totaling $84,000.

11.  Non-Cash Supplemental Disclosure

     Non-cash items occurring in the years ended December 31, 1999 and 1998 included the following:


                                                               1999                 1998
                                                            -----------         -----------
Modification of outstanding convertible preferred
    stock warrants                                              ---                $30,978
Modification of outstanding common stock warrants               ---                 10,050
Issuance of common stock warrants in conjunction with
    notes payable                                               ---                624,935
Conversion of notes payable, plus accrued interest,
    to common stock                                           1,690,556
Issuance of warrants to underwriter to purchase
    common stock and warrants to purchase redeemable
    common stock warrants                                     1,892,400
Dividend to series B and series C convertible
    preferred stockholders in connection with
    modification of conversion rates                            660,023               ---
Unrealized loss on available for sale securities                 15,014               ---
Purchase of equipment under capital lease                       263,008               ---