Form 10-Q
period 2000-03-31
DIGITAL LAVA INC
filed 2000-05-15
CIK 1068169

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For the quarter ended March 31, 2000

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

As of April 27, 2000, the Registrant had 4,680,073 shares of its $.0001 par value Common Stock issued and outstanding.


                                Digital Lava Inc.

                                Table of Contents

Part I                     FINANCIAL INFORMATION

         Item 1.           Financial Statements

                           Balance Sheet  at March 31, 2000 and December 31, 1999                         3

                           Statement of Operations, Three Months ended March 31, 2000                     4
                           and 1999

                           Statement of Cash Flows for the three months
                           ended March 31, 2000 and 1999                                                  5

                           Notes to Unaudited Financial Statements                                        6

         Item 2.           Management's Discussion and Analysis of
                              Financial Condition and Results of Operations                               9

Part II                    OTHER INFORMATION

         Item 1.           Legal Proceedings                                                              12

         Item 2.           Changes in Securities                                                          12

         Item 3.           Defaults upon Senior Securities                                                12

         Item 4.           Submission of Matters to Vote of Security Holders                              12

         Item 5.           Other Information                                                              12

         Item 6.           Exhibits and Reports on Form 8-K                                               12

Signature

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                DIGITAL LAVA INC.
                                  BALANCE SHEET
                                   (UNAUDITED)
                                                                        MARCH 31,              DECEMBER 31,
                                                                          2000                    1999
                                                                       -----------             -----------
                                     ASSETS
Current Assets:
      Cash and cash equivalents...............................     $     1,604,804         $     708,031
      Short term investments..................................             988,292             2,956,287
      Accounts receivable.....................................             967,091             1,174,689
      Other current assets....................................              95,319               142,796
                                                                       -----------            ----------
              Total current assets............................           3,655,506             4,981,803
Fixed assets, net.............................................           1,252,096             1,204,578
Restricted cash...............................................             486,455               486,455
Other assets..................................................             221,670               237,462
                                                                       -----------            ----------
                                                                   $     5,615,727          $  6,910,298
                                                                       ===========            ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable........................................       $     286,574          $    186,362
      Current portion of capital lease........................              88,232                75,869
      Accrued expenses and other current liabilities..........             447,423               609,026
      Deferred rent...........................................             300,511               291,953
      Deferred revenue........................................             193,507               279,184
                                                                       -----------            ----------
              Total current liabilities.......................           1,316,247             1,442,394
                                                                       -----------            ----------

Long term portion of capital lease............................             182,558               166,382

Stockholders' equity:
      Convertible  preferred  stock - $.0001 par value;
           5,000,000 shares authorized; none outstanding
          at March 31, 2000 and December 31, 1999.............                 --                    --
      Common stock, $0.0001 par value; 35,000,000 shares
              authorized; 4,673,607 and 4,636,887 shares
              issued and outstanding at March 31, 2000 and
            December 31, 1999, respectively...................                466                    463
      Additional paid-in capital..............................          26,581,936            26,237,992
      Deferred compensation...................................             (10,157)              (16,928)
      Accumulated deficit.....................................         (22,447,688)          (20,904,991)
      Accumulated other comprehensive loss....................              (7,635)              (15,014)
                                                                       -----------            ----------
              Total stockholders' equity......................           4,116,922             5,301,522
                                                                       -----------            ----------
                                                                        $5,615,727          $  6,910,298
                                                                       ===========            ==========

See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                           ---------------------------
                                                                           2000                   1999
                                                                           ----                   ----
Revenues:
      Software licenses....................................           $   410,083               $ 92,158
      Services.............................................               625,361                 84,721
                                                                        ---------              ---------
              Total revenues...............................             1,035,444                176,879
                                                                        ---------              ---------
Cost of revenues:
      Cost of software licenses............................                 3,433                  2,044
      Cost of services.....................................               233,724                 38,426
                                                                        ---------              ---------
              Total cost of revenues.......................               237,157                 40,470
                                                                        ---------              ---------
              Gross profit.................................               798,287                136,409
                                                                        ---------              ---------
Operating costs and expenses:
      Selling, general and administrative..................             2,071,196              1,061,047
      Research and development.............................               303,128                134,463
                                                                        ---------              ---------
              Total operating costs and
                  expenses.................................             2,374,324              1,195,510
                                                                        ---------              ---------
              Loss from operations.........................            (1,576,037)            (1,059,101)

Other income/(expense), net................................                33,341               (177,434)
                                                                        ---------              ---------
          Loss before extraordinary item...................            (1,542,696)            (1,236,535)
Extraordinary loss on extinguishment of debt...............                    --             (3,672,656)
                                                                        ---------              ---------

Net loss...................................................           ($1,542,696)           ($4,909,191)
                                                                        =========              =========
Net loss available to common stockholders..................           ($1,542,696)           ($5,569,214)
                                                                        =========              =========
Basic and diluted net loss per share:

          Loss before extraordinary item...................               $  (.33)           $     (.99)
              Extraordinary loss on extinguishment of debt--                   --                 (1.93)
                                                                        ---------             ---------
Net loss...................................................                 ($.33)               ($2.92)
                                                                        =========             =========
Weighted average common shares
      used in basic and diluted loss per
        share..............................................             4,643,213              1,904,783
                                                                        =========              =========


See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------
                                                                            2000                  1999
                                                                            ----                  ----
Cash flows used in operating activities:
    Net loss..................................................          $(1,542,697)         $(4,909,191)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
           Extraordinary loss on extinguishment of debt.......                   --            3,672,656
            Deferred revenues.................................              (85,677)             (35,304)
            Depreciation and amortization.....................              109,080               13,177
            Amortization of debt discount.....................                   --              130,758
            Compensation from grant of non-employee
                 warrants.....................................                6,771                   --
        Changes in assets and liabilities
            affecting operating cash flows:
                Accounts receivable...........................              207,598              110,406
                Other assets..................................               63,269              (78,065)
                Accounts payable..............................              100,212             (555,006)
                Accrued interest..............................                   --             (523,952)
                Accrued expenses and other current liabilities             (161,603)            (359,364)
                Deferred rent.................................                8,558                   --
                                                                          ---------            ---------
Net cash used in operating activities.........................           (1,294,489)          (2,553,885)
                                                                          ---------            ---------
Cash flows used in investing activities:

    Purchases of short term investments.......................                   --           (5,368,446)
    Sales of short term investments...........................            1,975,374                   --
    Acquisition of fixed assets...............................             (108,008)             (52,478)
                                                                          ---------            ---------
Net cash used in investing activities.........................            1,867,366           (5,420,924)
                                                                          ---------            ---------
Cash flows from financing activities:

    Payments on capital lease obligations.....................              (20,051)                  --
    Repayment of notes payable................................                   --           (3,923,500)
    Proceeds from issuance of common stock ...................              343,947           19,831,011
    Cost of common stock issuance.............................                  ---           (2,832,482)
                                                                          ---------            ---------
Net cash provided by financing activities.....................              323,896           13,075,029
                                                                          ---------            ---------
Net increase in cash and cash equivalents.....................              896,773            5,120,220
Cash and cash equivalents at beginning of
    period....................................................              708,031               30,893
                                                                          ---------            ---------
Cash and cash equivalents at end of period....................          $ 1,604,804          $ 5,151,113
                                                                          =========            =========

See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   THE COMPANY

     Digital Lava Inc., a Delaware corporation (the "Company" or "Digital Lava"), is a provider of software products and services related to the use of rich mixed media for corporate training, communications, research and other applications. Digital Lava's product line includes VideoVisor Professional (vvPro), VideoVisorWeb (vvWeb), vPublisher and HotFoot. VideoVisorProfessional and VideoVisorWeb are proprietary viewers that allow the user to access the content published in the Digital Lava format. vPublisher is a proprietary authoring software tool that allows the integration of text, data, voice, video and web links into an interactive desktop application, known as a VideoCapsule. VideoCapsule files are accessed by either the vvPro software viewer on compact discs and private Intranets or via the vvWeb software viewer on the internet. vvPro and vvWeb allow the user to individually manage, manipulate and navigate the VideoCapsule information on their computer screen. Hotfoot allows users to add streaming audio to Power Point presentations and deliver them electronically to single or multiple recipients via email or hosting.

2.   BASIS OF PRESENTATION

     The accompanying balance sheet as of March 31, 2000 and the statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

3.   NET LOSS PER SHARE

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

         Because their effects are anti-dilutive, diluted net loss per share for the periods ended March 31, 2000 and 1999 do not include the effects of:

                                                                           Three Months Ended March 31,
                                                                  ------------------------- ----------------------
                                                                            2000                    1999
                                                                  ------------------------- ----------------------
Stock options outstanding ..................................                      907,734                242,897
Warrants to purchase common stock...........................                    2,248,444              1,921,421

                                                                  ------------------------- ----------------------
                             Total..........................                     3,156,178              2,164,318
                                                                  ========================= ======================


     Net loss available to common stockholders in 1999 represents net loss for the three months ended March 31, 1999 increased by a dividend of $660,023 recorded in February 1999 to the then holders of Series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares.

4.       COMPREHENSIVE LOSS

     Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                             Three Months Ended March 31
                                      ------------------------------------------
                                          2000                           1999
                                          ----                           ----
Net loss............................  $1,542,697                      $4,909,191

Unrealized gain on
 available for sale securities......       7,635                             --
                                     -----------                     -----------

Comprehensive loss..................  $1,550,332                      $4,909,191
                                      ==========                      ==========


5.   RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB. No. 101, as amended, is required to be adopted by registrants no later than their second fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently analyzing SAB No. 101, but believes that adoption of this new accounting principle will not have a material effect on the Company's financial statements.

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities is comprised of the following:

                                                2000                      1999
                                                ----                      ----
Accrued salaries and wage................    $  83,628                $  215,853
Accrued taxes - Other....................      150,000                   150,000
Other current liabilities................      213,795                   243,173
                                               -------                   -------
        Total............................     $447,423                  $609,026
                                              ========                  ========



7.  NON-CASH SUPPLEMENTAL DISCLOSURE

         Non-cash items occurring in the three-month period ended March 31, 2000 included the following:

                                                                                         2000               1999
                                                                                   --------------     -----------------
Conversion of notes payable, plus accrued interest, to
  common stock..................................................................           --            $1,690,556
Extraordinary loss in conjunction with the conversion of debt, conversion of warrants to purchase series A convertible
     preferred stock and common stock...........................................           --            $3,672,656
Issuance of warrants to underwriter to purchase common stock and
     warrants to purchase redeemable common stock warrants......................           --            $1,892,400
Dividend to series B and series C convertible preferred stockholders in
     connection with modification of conversion rates...........................           --            $  660,023
Change in unrealized loss on available for sale securities......................    $   7,379                    --
Purchase of equipment under capital lease.......................................    $  48,591                    --

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

OVERVIEW

     Digital Lava invested significant resources in sales, marketing, and development activities during the quarter ended March 31, 2000. Digital Lava believes that its success depends largely on building superior technology and quality into its products, extending its technological lead on the competition, development of new products and developing brand recognition early in a product's life cycle. Accordingly, Digital Lava expects to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, growth in software license fees and service revenue may not occur in the future. In light of Digital Lava's limited operating history, rapid changes in technology and increased marketing of its products, Digital Lava believes that period-to-period comparisons of its revenues and operating results, including its gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     Digital Lava has incurred significant net losses and negative cash flows from operations since inception, and as of March 31, 2000, had an accumulated deficit of $22,447,688. Digital Lava intends to continue to invest heavily in marketing and promotion, expanding its sales operations, and technology development. As a result, Digital Lava believes that it will continue to incur operating losses and negative cash flows from operations for the foreseeable future. There can be no assurance that Digital Lava will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 TO THE THREE MONTHS ENDED MARCH 31, 1999

   REVENUES

     Revenues increased to $1,035,444 for the quarter ended March 31, 2000 from $176,879 for the quarter ended March 31, 1999. The increase of $858,565 or 485.4% was due to increases in software license sales due in part to sales of vPublisher software licenses, as well as an increase in publishing services provided. Software license revenues accounted for approximately 39.6% and 52.1% of revenues for the quarter ended March 31, 2000 and 1999, respectively. Services revenues accounted for approximately 60.4% and 47.9% of revenues for the quarter ended March 31, 1999, respectively.

Two customers accounted for 57.3% of revenues for the three months ended March 31, 2000 while a separate customer accounted for 19.2% of revenues for the three months ended March 31, 1999. Digital Lava anticipates that services and software license revenue will begin to contribute equally to total revenues for the foreseeable future as the Company begins to sell it's vPublisher and HotFoot products.

   COST OF REVENUES

     Cost of revenues consist primarily of the cost of materials, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues increased to $237,157, or 22.9% of revenues, for the quarter ended March 31, 2000 from $40,470, or 22.9% of revenues, for the quarter ended March 31, 1999. The increase was primarily due to the labor and benefit cost associated with the increased level of services related revenue during the quarter.

   OPERATING COSTS AND EXPENSES

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, fees for professional services and depreciation and amortization. Selling, general and administrative expenses increased to $2,071,196 for the quarter ended March 31, 2000 from $1,061,047 for the quarter ended March 31, 1999. The increase was primarily due to the increase in fixed infrastructure and additional personnel expenses. Digital Lava expects that selling, general and administrative expenses will increase in absolute dollars as Digital Lava continues to invest in expanded marketing activities and incurs expense related to the growth of the business; however, selling, general and administrative expense are presently anticipated to decline as a percentage of revenues.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses increased to $303,128, or 29.3% of revenues, for the quarter ended March 31, 2000 from $134,463, or 76.0% of revenues, for the quarter ended March 31, 1999. The dollar increase was primarily due to the increased level of personnel employed after the IPO in February 1999. Digital Lava believes that significant investments in technology and content development are required to maintain a technological lead and remain competitive and, therefore, expects that its research and development expenses will increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to decline as a percentage of revenues.

     OTHER INCOME/(EXPENSE), NET. Other income includes income earned from the short term investments of cash balances. Other expense includes gains and losses on sales of investments and interest expense related to Digital Lava's financing obligations in 1999. Other income increased to a net income of $33,341 for the quarter ended March 31, 2000 from a net expense level of $177,434 for the quarter ended March 31, 1999. The decrease in expense was primarily due to reduced interest expense due to the retirement of notes payable issued by Digital Lava in conjunction with the completion of the initial public offering. The other income was derived primarily from the interest on short term investments.

     EXTRAORDINARY ITEM. In the quarter ended March 31, 1999, the Company recorded an extraordinary charge of $3,672,656 associated with the extinguishment of debt.

     NET LOSS. For the quarter ended March 31, 2000, Digital Lava's loss from operations totaled $1,542,697 as compared to $4,909,191 for the quarter ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     On February 22, 1999, Digital Lava completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,446. On March 30, 1999 Digital Lava completed the exercise by its underwriter of the over-allotment option of 113,312 units and received aggregate proceeds of $1,711,011 and net proceeds of $1,513,567. During the period from completion of the offering through March 31, 2000, Digital Lava has used approximately (1) $4,489,000 of the proceeds to repay notes; (2) $1,309,000 for product development expenses; (3) $3,137,000 for sales and marketing expenses; (4) $1,812,000 for facilities and other capital expenditures; and (5) $2,770,000 for working capital and general corporate purposes.

     Net cash used in operating activities was $1,265,950 for the three months ended March 31, 2000 as compared to $2,553,885 for the three months ended March 31, 1999. The decrease in use of cash from operations was primarily due to the reduction in the net loss incurred, the collection of receivables and reduced payments of accounts payable partially offset by the elimination of the extraordinary loss.

     Cash flows used in investing activities was $1,818,776 for the three months ended March 31, 2000 as compared to $5,420,924 for the three months ended March 31, 1999 resulting primarily from the decrease in purchases of short-term securities partially offset by the increase in the sales of short-term securities.

     Net cash provided by financing activities was $343,947 for the three months ended March 31, 2000 as compared to $13,075,029 for the three months ended March 31, 1999. The decrease was primarily due to the net proceeds received from the completion of the Company's initial public offering and the underwriter's exercise of their over-allotment option in 1999, while only minor exercises of outstanding warrants and options took place in 2000.

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

     Digital Lava currently anticipates that current cash balances, short-term investments and cash provided by operations will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 6 months. Digital Lava anticipates it will be required to seek additional funding either through additional public or private sales of its securities or through debt financing. Such options are currently under consideration, however the outcome of such efforts to raise working capital cannot be assured.

                                     Part II

                                Other Information

Item 1        Legal Proceedings                                             NONE

Item 2        Changes in Securities                                         NONE

Item 3        Defaults upon Senior Securities                               NONE

Item 4        Submission of Matters to Vote of Security Holders             NONE

Item 5        Other Information                                             NONE

Item 6        Exhibits and Reports on Form 8-K
                Ex-27 Financial Data Schedule

                                 SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DIGITAL LAVA INC.
              Dated: May 15, 2000

                               by: /S/ DANNY GAMPE
                                   ---------------------------------------------
                                   Danny Gampe
                                   Chief Financial Officer
                                   (Principal Accounting and Financial Officer)
                                   and Vice President, Finance