Form 10QSB
period 2000-06-30
DIGITAL LAVA INC
filed 2000-08-14
CIK 1068169

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

                         COMMISSION FILE NUMBER: 1-14831


                                DIGITAL LAVA INC.
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                              95-4584080
     (State or other jurisdiction of             (IRS Employer Id. No.)
     incorporation or organization)

                          13160 MINDANAO WAY, SUITE 350
                            MARINA DEL REY, CA 90292
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 577-0200


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
            ---   ---


As of August 9, 2000, the Issuer had 7,192,777 shares of its $.0001 par value Common Stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

                  Yes                No       X
                      ------------     ------------

                                Digital Lava Inc.

                                Table of Contents


Part I             FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet at June 30, 2000 and December 31, 1999    3

                   Statement of Operations, Three Months ended
                   June 30, 2000 and 1999                                  4

                   Statement of Operations, Six Months ended
                   June 30, 2000 and 1999                                  5

                   Statement of Cash Flows for the Six Months
                   ended June 30, 2000 and 1999                            6

                   Notes to Unaudited Financial Statements                 7

         Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        10

Part II            OTHER INFORMATION

         Item 1.   Legal Proceedings                                       14

         Item 2.   Changes in Securities                                   14

         Item 3.   Defaults upon Senior Securities                         14

         Item 4.   Submission of Matters to Vote of Security Holders       14

         Item 5.   Other Information                                       14

         Item 6.   Exhibits and Reports on Form 8-K                        15

Signature

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                DIGITAL LAVA INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                        JUNE 30,              DECEMBER 31,
                                                                          2000                    1999
                                                                       -----------             ----------
                                     ASSETS
Current Assets:
      Cash and cash equivalents...............................        $    179,979          $    708,031
      Short term investments..................................             497,369             2,956,287
      Accounts receivable.....................................           1,292,896             1,174,689
      Other current assets....................................             148,649               142,796
                                                                       -----------            ----------
              Total current assets............................           2,118,893             4,981,803
Fixed assets, net.............................................           1,248,115             1,204,578
Restricted cash...............................................             496,455               486,455
Deferred offering costs.......................................              78,100                    --
Other assets..................................................             112,616               237,462
                                                                       -----------            ----------
                                                                      $  4,054,179          $  6,910,298
                                                                       ===========            ==========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable........................................        $    440,852          $    186,362
      Current portion of capital lease........................              91,199                75,869
      Accrued expenses and other current liabilities..........             467,999               609,026
      Deferred rent...........................................             309,069               291,953
      Deferred revenue........................................             142,527               279,184
                                                                       -----------            ----------
              Total current liabilities.......................           1,451,646             1,442,394
                                                                       -----------            ----------

Long term portion of capital lease............................             158,615               166,382

Stockholders' equity:
      Preferred stock - $.0001 par value; 5,000,000 shares authorized; none outstanding at June 30, 2000
          and December 31, 1999...............................                  --                    --
      Common stock, $0.0001 par value; 35,000,000 shares
              authorized; 4,680,073 and 4,636,887 shares
              issued and outstanding at June 30, 2000 and
            December 31, 1999, respectively...................                 466                   463
      Additional paid-in capital..............................          26,694,720            26,237,992
      Deferred compensation...................................             (63,347)              (16,928)
      Accumulated deficit.....................................         (24,183,877)          (20,904,991)
      Accumulated other comprehensive loss....................              (4,044)              (15,014)
                                                                       ----------             ----------
              Total stockholders' equity......................           2,443,918             5,301,522
                                                                       -----------            ----------
                                                                      $  4,054,179          $  6,910,298
                                                                       ===========            ==========

See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED JUNE 30,
                                                                        --------------------------------
                                                                           2000                   1999
                                                                           ----                   -----
Revenues:
      Software licenses....................................           $   587,149               $ 50,754
      Services.............................................             1,021,272                 61,202
                                                                        ---------              ---------
              Total revenues...............................             1,608,421                111,956
                                                                        ---------              ---------
Cost of revenues:
      Cost of software licenses............................                 2,184                    205
      Cost of services.....................................               525,419                 34,467
                                                                        ---------              ---------
              Total cost of revenues.......................               527,603                 34,672
                                                                        ---------              ---------
              Gross profit.................................             1,080,818                 77,284
                                                                        ---------              ---------
Operating costs and expenses:
      Selling, general and administrative..................             2,485,877              1,300,357
      Research and development.............................               344,855                221,104
                                                                        ---------              ---------
              Total operating costs and
                  expenses.................................             2,830,732              1,521,461
                                                                        ---------              ---------
              Loss from operations.........................            (1,749,919)            (1,444,177)

Other income, net..........................................                13,725                118,105
                                                                        ---------              ---------

Net loss...................................................           ($1,736,194)           ($1,326,162)
                                                                        =========              =========


Basic and diluted net loss per share.......................                 ($.37)                 ($.29)
                                                                        =========              =========

Weighted average common shares
      used in basic and diluted loss per
        share..............................................             4,679,615              4,634,387
                                                                        =========              =========



See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                        --------------------------------
                                                                           2000                   1999
                                                                           ----                   -----
Revenues:
      Software licenses....................................           $   997,232              $ 142,912
      Services.............................................             1,646,633                145,923
                                                                        ---------              ---------
              Total revenues...............................             2,643,865                288,835
                                                                        ---------              ---------
Cost of revenues:
      Cost of software licenses............................                 5,617                  2,249
      Cost of services.....................................               998,996                 87,984
                                                                        ---------              ---------
              Total cost of revenues.......................             1,004,613                 90,233
                                                                        ---------              ---------
              Gross profit.................................             1,639,252                198,602
                                                                        ---------              ---------
Operating costs and expenses:
      Selling, general and administrative..................             4,317,220              2,346,313
      Research and development.............................               647,983                355,567
                                                                        ---------              ---------
              Total operating costs and
                  expenses.................................             4,965,203              2,701,880
                                                                        ---------              ---------
              Loss from operations.........................            (3,325,951)            (2,503,278)

Other income/(expense), net................................                47,066                (59,419)
                                                                         ---------              ---------
          Loss before extraordinary item...................            (3,278,885)            (2,562,697)
Extraordinary loss on extinguishment of debt...............                    --             (3,672,656)
                                                                        ---------              ---------

Net loss...................................................           ($3,278,885)           ($6,235,353)
                                                                        =========              =========
Net loss available to common stockholders..................           ($3,278,885)           ($6,895,366)
                                                                        =========              =========
Basic and diluted net loss per share:
          Loss before extraordinary item...................                 ($.70)                 ($.98)
              Extraordinary loss on extinguishment of debt                     --                  (1.13)
                                                                        ---------              ---------
Net loss...................................................                 ($.70)                ($2.11)
                                                                        =========              =========
Weighted average common shares
      used in basic and diluted loss per
        share..............................................             4,661,414              3,263,223
                                                                        =========              =========



See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                        --------------------------------
                                                                            2000                  1999
                                                                            ----                  ----
Cash flows used in operating activities:
    Net loss..................................................          $(3,278,885)         $(6,235,353)
    Adjustments to reconcile net loss
        to net cash used in operating activities:
            Extraordinary loss on extinguishment of debt......                   --            3,672,656
            Deferred revenues.................................             (136,657)              56,965
            Depreciation and amortization.....................              223,984               30,482
            Amortization of debt discount.....................                   --              130,758
            Provision for doubtful accounts...................              100,000                   --
            Compensation from grant of non-employee
                 warrants.....................................               43,523                   --
        Changes in assets and liabilities
            affecting operating cash flows:
                Accounts receivable...........................             (218,207)             (22,770)
                Other assets..................................              118,993             (180,799)
                Accounts payable..............................              254,490             (600,818)
                Accrued interest..............................                   --             (523,954)
                Accrued expenses and other current liabilities             (141,027)            (376,510)
                Deferred rent.................................               17,116                   --
                                                                          ---------            ---------
Net cash used in operating activities.........................           (3,016,671)          (4,049,343)
                                                                          ---------            ---------
Cash flows provided by/(used in) investing activities:
    Purchases of short term investments.......................                   --           (8,144,829)
    Sales of short term investments...........................            2,469,888              299,412
    Restricted cash...........................................              (10,000)            (437,500)
    Deferred offering costs...................................              (78,100)                  --
    Acquisition of fixed assets...............................             (218,930)            (134,232)
                                                                          ---------            ---------
Net cash provided by/(used in) investing activities...........            2,162,858           (8,417,149)
                                                                          ---------            ---------
Cash flows from financing activities:
    Payments on capital lease obligations.....................              (41,028)                  --
    Repayment of notes payable................................                   --           (3,923,500)
    Proceeds from exercise of stock options ..................              115,023                   --
    Proceeds from exercise of warrants .......................              251,766                   --
    Proceeds from issuance of common stock ...................                   --           19,831,011
    Cost of common stock issuance.............................                   --           (2,832,482)
                                                                          ---------            ---------
Net cash provided by financing activities.....................              325,761           13,075,029
                                                                          ---------            ---------
Net increase/(decrease) in cash and cash equivalents..........             (528,052)             608,537
Cash and cash equivalents at beginning of period..............              708,031               30,893
                                                                          ---------            ---------
Cash and cash equivalents at end of period....................       $      179,979       $      639,430
                                                                          =========            =========

See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   THE COMPANY

     Digital Lava Inc., a Delaware corporation (the "Company" or "Digital Lava"), is a provider of software products and services related to the use of rich mixed media for corporate training, communications, research and other applications. Digital Lava's product lines include publishing services, vPublisherTM, VideoVisor ProfessionalTM (vvPro), VideoVisorWebTM (vvWeb), HotFoot for PowerPointTM and Firestream Encoding StationTM. Digital Lava provides service to clients by publishing their content, using the vPublisherTM tool, into rich media presentations and then provides the client the option to deploy the rich media presentation on the Internet, corporate intranet, CD-ROM or a hybrid of CD-ROM and the Internet. vPublisherTM is a proprietary authoring software tool that allows the integration of text, data, voice, video and web links into an interactive desktop application. VideoVisorProfessionalTM and VideoVisorWebTM are proprietary viewers that allow the user to access the content published in the Digital Lava format. vvPro and vvWeb allow the user to individually manage, manipulate and navigate the information on their computer screen. HotFoot for PowerPointTM allows users to add streaming audio to Power Point presentations and deliver them electronically to single or multiple recipients via email or hosting. Firestream Encoding StationTM allows users to encode media from a single source into multiple formats and bit rates simultaneously and in real time.

2.   BASIS OF PRESENTATION

     The accompanying balance sheet as of June 30, 2000 and the statements of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six month period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999.

     Certain amounts have been reclassified from the Company's quarterly reports for 1999 to conform to the current presentation.

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

     Because their effects are anti-dilutive, diluted net loss per share for the periods ended June 30, 2000 and 1999 do not include the effects of:

                                                    SIX MONTHS ENDED JUNE 30,
                                            ------------------ ----------------
                                                    2000             1999
                                            ------------------ ----------------
Stock options outstanding                          972,384            250,000
Warrants to purchase common stock                2,256,691          2,272,694

                                            ------------------ ----------------
                                 Total           3,229,075          2,522,694
                                            ================== ================

     Net loss available to common stockholders for the six month period ended June 30, 1999 represents net loss for the period increased by a deemed dividend of $660,023 recorded in February 1999 to the then holders of Series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares.


4.   COMPREHENSIVE LOSS

     Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                             THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                             --------------------------         -------------------------
                                                   2000            1999               2000           1999
                                                   ----            ----               ----           ----
     Net loss                                $1,736,189      $1,326,162         $3,278,885     $6,235,353

     Unrealized (gain)/loss on
       available for sale securities            (3,591)          21,887           (10,970)         21,887
                                             ----------      ----------         ----------     ----------

     Comprehensive loss                      $1,732,598      $1,348,049         $3,267,915     $6,257,240
                                             ==========      ==========         ==========     ==========


5.   RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in Financial Statements", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB No. 101 will not have a material impact on our financial position or results of operations.

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", which is an interpretation of Accounting Principal Board No. 25. This interpretation clarifies:

     o the definition of employee for purposes of applying Opinion 25, which deals with stock compensation issues;

     o the criteria for determining whether a plan qualifies as a noncompensatory plan;

     o the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and

     o the accounting for an exchange of stock compensation awards in a business combination.

The interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. We believe that the adoption of FIN 44 will not have a material impact on our financial statements.


6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities is comprised of the following:

                                            June 30,        December 31,
                                                2000                1999
                                                ----                ----
      Accrued salaries and wages           $  95,000          $  215,853
      Accrued taxes - Other                  150,000             150,000
      Other current liabilities              222,999             243,173
                                             -------             -------
                   Total                    $467,999            $609,026
                                            ========            ========


7.   NON-CASH SUPPLEMENTAL DISCLOSURE

     Non-cash items occurring in the six-month period ended June 30 included the following:

                                                                             2000                         1999
                                                                    -----------------------       --------------------
Conversion of notes payable, plus accrued interest,
     to common                                                                --                      $1,690,556
Issuance of warrants to underwriter to purchase
     common stock and warrants to purchase
     redeemable common stock warrants                                         --                      $1,892,400
Dividend to series B and series C convertible
     preferred stockholders in connection with
     modification of conversion rates                                         --                        $660,023
Increase in short term investments due to unrealized
     gain on available for sale securities                                   $10,970                      $5,205
Purchase of equipment under capital lease                                    $48,591                      --
Issuance of warrants to consultant                                           $89,942                      --



8.  SUBSEQUENT EVENTS

On July 31, 2000 Digital Lava completed an offering of 2.5 million shares of common stock for aggregate gross proceeds of $10.0 million. The Company also issued a warrant to purchase up to 125,000 common shares to the placement agent for the transaction. The shares were sold pursuant to exemptions from registration under the Securities Act of 1933. As part of the terms of the offering, the Company has agreed to use its best efforts to file with the Securities and Exchange Commission a registration statement related to the resale of the shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The statements contained in this document that are not purely historical are forward-looking statements concerning the business and our products. Actual results may differ from those projected or implied by such forward-looking statements depending on a number of risks and uncertainties including, but not limited to, the following: market acceptance of our products and services, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our services and our brand promotions and other factors. Other risks inherent in our business are described in the our prospectus dated February 17, 1999 on Form SB-2. We undertake no obligation to revise or update any forward-looking statements after the date hereof.

OVERVIEW

     We invested significant resources in sales, marketing and product development activities during the quarter ended June 30, 2000. We believe our success depends largely on building superior technology and quality into our products, extending our technological lead on the competition, development of new products and developing brand recognition early in a product's life cycle. Accordingly, we expect to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, growth in software license fees and service revenue may not occur in the future. In light of our limited operating history, rapid changes in technology and increased marketing of its products, we believe that period-to-period comparisons of our revenues and operating results, including our gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     We have incurred significant net losses and negative cash flows from operations since inception, and as of June 30, 2000, had an accumulated deficit of $24,183,877. We intend to continue to invest heavily in marketing and promotion, expanding our sales operations, and technology development. As a result, we believe we will continue to incur operating losses and negative cash flows from operations for the foreseeable future. There can be no assurance that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2000 TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999

   REVENUES

     Revenues increased to $1,608,421 for the quarter ended June 30, 2000 from $111,956 for the quarter ended June 30, 1999. The increase of $1,496,465 or 1,336.7% was the result of our sales force expansion which contributed to increases in software license sales, as well as an increase in publishing services provided due an expanded customer base and continued sales to previous customers. Software license revenues accounted for approximately 36.5% and 45.3% of revenues for the quarter ended June 30, 2000 and 1999, respectively. Services revenues accounted for approximately 63.5% and 54.7% of revenues for the quarters ended June 30, 2000 and June 30, 1999, respectively. One customer accounted for 31.6% of revenues for the three months ended June 30, 2000 while a separate customer accounted for 22.3% of revenues for the three months ended June 30, 1999.

     For the six months ended June 30, 2000, revenues increased to $2,643,865 from $288,835 for the six months ended June 30, 1999. The increase of $2,355,030 or 815.4% was again the result of our continued sales force expansion and the resulting increase in both software license sales and publishing services revenue. Software license revenues accounted for approximately 37.7% and 49.5% of revenues for the six months ended June 30, 2000 and 1999, respectively. Services revenues accounted for approximately 62.3% and 50.5% of revenues for the six months ended June 30, 2000 and 1999, respectively. One customer accounted for 30.1% of revenues for the six months ended June 30, 2000.





   COST OF REVENUES

     Cost of revenues consist primarily of the cost of labor, materials, overhead, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues increased to $527,603, or 32.8% of revenues, for the quarter ended June 30, 2000 from $34,672, or 30.1% of revenues, for the quarter ended June 30, 1999. The increase was due to increased labor, benefits cost and overhead costs associated with the increase in services revenue during the quarter.

     Costs of revenues increased to $1,004,613, or 38.0% of revenues, for the six months ended June 30, 2000 from $90,233, or 31.2% of revenues, for the six months ended June 30, 1999. The increase was due to increased labor, benefits and increased overhead costs associated with the increase in services revenue during the six month period.



   OPERATING COSTS AND EXPENSES

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses consist primarily of general and administrative salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, professional services and depreciation and amortization. Selling, general and administrative expenses increased to $2,485,877 for the quarter ended June 30, 2000 from $1,300,357 for the quarter ended June 30, 1999. The increase was primarily due to the increase in infrastructure and additional salary costs due primarily to our expanded sales and marketing personnel. We expect that selling, general and administrative expenses will increase in absolute dollars as we continue to invest in expanded marketing activities and incur expense related to the growth of the business; however, selling, general and administrative expense are presently anticipated to decline as a percentage of revenues.

     Selling, general and administrative expenses increased to $4,317,220 for the six months ended June 30, 2000 from $2,346,313 for the same period in 1999. The increase was primarily due to increased spending on additional personnel, sales and marketing required to build an infrastructure to support our products and anticipated growth.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses increased to $344,855 for the quarter ended June 30, 2000 from $221,104 for the quarter ended June 30, 1999. The increase was primarily due to the increased level of personnel utilized in product development. We believe that significant investments in technology and content development are required to maintain a technological lead and remain competitive and, therefore, we expect that our research and development expenses will increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to decline as a percentage of revenues.

     Research and development expenses increased to $647,983 for the six months ended June 30,

2000 from $355,567 for the same period in 1999. The increase was primarily due to increased spending on additional personnel.

     OTHER INCOME/(EXPENSE), NET. Other income includes income earned from the short term investments of cash balances. Other expense includes amortization of premiums and discounts and gains and losses on sales of investments and interest expense related to our financing obligations in 1999. Other income decreased to $13,725 for the quarter ended June 30, 2000 from $118,105 for the quarter ended June 30, 1999. The decrease in income was primarily due to reduced interest income from due to decreases in short term investments.

     Other income was $47,066 for the six months ended June 30, 2000 compared to other expense of $59,419 for the same period in 1999. The increase in income and reduction of expense was due to the debt reduction in February 1999 and the interest income from short term investments.

     EXTRAORDINARY ITEM. For the six months ended June 30, 1999, we recorded an extraordinary charge of $3,672,656 associated with the extinguishment of debt.

     NET LOSS. For the quarter ended June 30, 2000, our net loss totaled $1,736,189 as compared to $1,326,162 for the quarter ended June 30, 1999.

     The net loss for the six months ended June 30, 2000 totaled $3,278,885 as compared to $6,235,353 for the same period in 1999.



LIQUIDITY AND CAPITAL RESOURCES

     On February 22, 1999, we completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,446. On March 30, 1999 we completed the exercise by the underwriter of the over-allotment option of 113,312 units and received aggregate proceeds of $1,711,011 and net proceeds of $1,513,590. During the period from completion of the offering through June 30, 2000, we have used approximately (1) $4,489,000 of the proceeds to repay notes; (2) $1,653,000 for product development expenses;
(3) $4,421,000 for sales and marketing expenses; (4) $2,490,000 for facilities and other capital expenditures; and (5) $2,380,000 for working capital and general corporate purposes.

     On July 31, 2000 we completed an offering of 2.5 million shares of common stock for aggregate gross proceeds of $10.0 million.

     Net cash used in operating activities was $3,016,671 for the six months ended June 30, 2000 as compared to $4,049,343 for the six months ended June 30, 1999. The decrease in use of cash from operations was primarily due to cash used to pay accounts payable and accrued interest for the six months ended June 30,1999.

     Cash provided by investing activities was $2,162,858 for the six months ended June 30, 2000 as compared to cash used in investing activities of $8,417,149 for the six months ended June 30, 1999 resulting primarily from the sale of short-term securities.

     Net cash provided by financing activities was $325,761 for the six months ended June 30, 2000 as compared to $13,075,029 for the six months ended June 30, 1999. The decrease was primarily due to the net proceeds received from the completion of our initial public offering and the underwriter's exercise of its over-allotment option in 1999, while only minor exercises of outstanding warrants and options took place in 2000.

     Our capital requirements depend on numerous factors, including market acceptance of our products and services, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our operations and capital expenditures since our inception consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and plan to expand our sales and marketing programs and conduct more aggressive brand promotions.

     We currently anticipate that current cash balances, short-term investments and cash provided by operations will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months.

                                     Part II

                                Other Information

Item 1        Legal Proceedings
                  None

Item 2        Changes in Securities
                  None

Item 3        Defaults upon Senior Securities
                  None

Item 4        Submission of Matters to Vote of Security Holders
                  None

Item 5        Other Information

              Deadline for Future Proposals of Stockholders

              Proposals that a stockholder desires to have included in Digital Lava's proxy materials for the 2001 Annual Meeting of Stockholders of Digital Lava must comply with the applicable rules and regulations of the Securities and Exchange Commission, including that any such proposal must be received by the Secretary of Digital Lava at its principal office no later than December 31, 2000.

              Digital Lava's Amended and Restated Bylaws, which were adopted by Digital Lava on July 20, 2000, require a stockholder to give advance notice of any business, including the nomination of candidates for the Board of Directors, that the stockholder wishes to bring before a meeting of stockholders of Digital Lava. In general, for business to be brought before an annual meeting by a stockholder, written notice of the stockholder proposal or nomination must be received by the Secretary of Digital Lava not less than 90 days nor more than 120 days before the anniversary of the preceding year's annual meeting; provided, however, that if the date of the annual meeting is more than 30 days before or more than 70 days after such anniversary date, notice must be received by the Secretary not earlier than 120 days before such annual meeting, and not later than 90 days before such annual meeting or 10 days following the first public announcement of such meeting date. With respect to stockholder proposals, the stockholder's notice to the Secretary of Digital Lava must contain a brief description of the business to be brought before the meeting and the reasons for conducting such business at the meeting, as well as certain other information set forth in Digital Lava's Amended and Restated Bylaws and/or required by law. With respect to the nomination of a candidate for the Board of Directors by a stockholder, the stockholder's notice to the Secretary must contain certain information set forth in Digital Lava's Amended and Restated Bylaws about both the nominee and the stockholder making the nomination.

              If a stockholder desires to have a proposal included in Digital Lava's proxy materials for the 2001 Annual Meeting of Stockholders and desires to have such proposal brought before the same annual meeting, the stockholder must comply with both sets of procedures described in the two immediately preceding paragraphs. Any required written notices should be sent to Digital Lava Inc., 13160 Mindanao Way, Suite 350, Marina del Rey, California 90292,
              Attention: Secretary.


Item 6        Exhibits and Reports on Form 8-K

a.       Exhibits
                  3.   Amended and Restated Bylaws
                  27.  Financial Data Schedule

b.       Reports on Form 8-K
                  1. Form 8-K filed May 30, 2000 relating to the change of date for the 2000 Annual Stockholders Meeting.

                                 SIGNATURE PAGE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DIGITAL LAVA INC.
        Dated: August 14, 2000

                                       by: /s/ DANNY GAMPE
                                          -----------------

                                          Danny Gampe
                                          Chief Financial Officer
                                          (Principal Accounting and Financial
                                          Officer) and Vice President, Finance