Form 10QSB
period 2000-09-30
DIGITAL LAVA INC
filed 2000-11-14
CIK 1068169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

1-14831
(Commission File Number)

DIGITAL LAVA INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State Or Other Jurisdiction of Incorporation Or Organization)	95-4584080 (IRS Employer Id. No.)

13160 Mindanao Way, Suite 350 Marina Del Rey, California (Address of principal executive offices)	90292 (Zip Code)

(310) 577-0200
(Issuer’s telephone number, including area code)

             Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of November 10, 2000, the Issuer had 7,199,319 shares of its $.0001 par value Common Stock issued and outstanding.

             Transitional Small Business Disclosure Format (check one): Yes [  ] No [x]

DIGITAL LAVA INC.

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

DIGITAL LAVA INC.
BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2000	1999

Assets
Current Assets:
Cash and cash equivalents	$2,373,995	$708,031
Short term investments	5,640,551	2,956,287
Accounts receivable	2,331,114	1,174,689
Other current assets	179,613	142,796

Total current assets	10,525,273	4,981,803
Fixed assets, net	1,274,551	1,204,578
Restricted cash	496,455	486,455
Other assets	144,147	237,462

	$12,440,426	$6,910,298

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$633,495	$186,362
Current portion of capital lease	94,226	75,869
Accrued expenses and other current liabilities	1,120,665	609,026
Deferred rent	311,997	291,953
Deferred revenue	458,605	279,184

Total current liabilities	2,618,988	1,442,394

Long term portion of capital lease	133,866	166,382

Stockholders’ equity:
Preferred stock—$.0001 par value; 5,000,000 shares authorized; none outstanding at September 30, 2000 and December 31, 1999	—	—
Common stock, $0.0001 par value; 35,000,000 shares authorized; 7,199,319 and 4,636,887 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	719	463
Additional paid-in capital	35,787,133	26,237,992
Deferred compensation	(29,979)	(16,928)
Accumulated deficit	(26,073,213)	(20,904,991)
Accumulated other comprehensive income/(loss)	2,912	(15,014)

Total stockholders’ equity	9,687,572	5,301,522

	$12,440,426	$6,910,298

See accompanying notes to the unaudited financial statements.

DIGITAL LAVA INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,

	2000	1999

Revenues:
Software licenses	$419,732	$63,073
Product sales	718,200	—
Services	605,492	219,895

Total revenues	1,743,424	$282,968

Cost of revenues:
Cost of software licenses	3,994	38,018
Cost of product sales	365,750	—
Cost of services	463,801	73,579

Total cost of revenues	833,545	111,597

Gross profit	909,879	171,371

Operating costs and expenses:
Selling, general and administrative	2,529,520	1,719,251
Research and development	359,837	292,856

Total operating costs and expenses	2,889,357	2,012,107

Loss from operations	(1,979,478)	(1,840,736)

Other income/(expense), net	90,141	(60,034)

Net loss	$(1,889,337)	$(1,900,770)

Basic and diluted net loss per share	$(.30)	$(.41)

Weighted average common shares used in basic and diluted loss per share	6,377,104	4,636,887

See accompanying notes to the unaudited financial statements.

DIGITAL LAVA INC.
STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Revenues:
Software licenses	$1,416,964	$205,985
Product Sales	718,200	—
Services	2,252,125	365,818

Total revenues	4,387,289	571,803

Cost of revenues:
Cost of software licenses	9,611	40,267
Cost of product sales	365,750	—
Cost of services	1,462,797	161,563

Total cost of revenues	1,838,158	201,830

Gross profit	2,549,131	369,973

Operating costs and expenses:
Selling, general and administrative	6,846,740	4,065,564
Research and development	1,007,820	648,423

Total operating costs and expenses	7,854,560	4,713,987

Loss from operations	(5,305,429)	(4,344,014)
Other income/(expense), net	137,207	(119,453)

Loss before extraordinary item	(5,168,222)	(4,463,467)
Extraordinary loss on extinguishment of debt	—	(3,672,656)

Net loss	$(5,168,222)	$(8,136,123)

Net loss available to common stockholders	$(5,168,222)	$(8,796,146)

Basic and diluted net loss per share:
Loss before extraordinary item	$(.99)	$(1.38)
Extraordinary loss on extinguishment of debt	—	(.98)

Net loss	$(.99)	$(2.36)

Weighted average common shares used in basic and diluted loss per share	5,237,461	3,722,284

See accompanying notes to the unaudited financial statements.

DIGITAL LAVA INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2000	1999

Cash flows used in operating activities:
Net loss	$(5,168,222)	$(8,136,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary loss on extinguishment of debt	—	3,672,656
Deferred revenues	179,421	20,706
Depreciation and amortization	344,406	63,340
Amortization of debt discount	—	130,758
Provision for doubtful accounts	100,000	—
Compensation from grant of non-employee warrants	76,891	—
Changes in assets and liabilities affecting operating cash flows:
Accounts receivable	(1,256,425)	(195,937)
Other assets	56,498	(195,150)
Accounts payable	447,133	(463,129)
Accrued interest	—	(523,952)
Accrued expenses and other current liabilities	511,639	(153,181)
Deferred rent	20,044	—

Net cash used in operating activities	(4,688,615)	(5,780,012)

Cash flows used in investing activities:
Purchases of short term investments	(10,742,029)	(8,144,829)
Sales of short term investments	8,075,691	3,543,104
Restricted cash	(10,000)	(551,510)
Acquisition of fixed assets	(365,789)	(481,828)

Net cash used in investing activities	(3,042,127)	(5,635,063)

Cash flows from financing activities:
Payments on capital lease obligations	(62,749)	—
Repayment of notes payable	—	(3,923,500)
Proceeds from exercise of stock options	211,240	—
Proceeds from exercise of warrants	251,768	—
Proceeds from issuance of common stock	10,000,000	19,831,011
Cost of common stock issuance	(1,003,553)	(2,832,482)

Net cash provided by financing activities	9,396,706	13,075,029

Net increase in cash and cash equivalents	1,665,964	1,659,954
Cash and cash equivalents at beginning of period	708,031	30,893

Cash and cash equivalents at end of period	$2,373,995	$1,690,847

See accompanying notes to the unaudited financial statements.

DIGITAL LAVA INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   The Company

             Digital Lava Inc., a Delaware corporation (the “Company” or “Digital Lava”), is a provider of hardware and software products and services related to the use of rich mixed media for corporate training, communications, research and other applications. Digital Lava’s product lines include publishing services, vPublisherTM, VideoVisor ProfessionalTM (vvPro), VideoVisorWebTM (vvWeb), HotFoot for PowerPointTM and Firestream Encoding StationTM. Digital Lava provides service to clients by publishing their content, using the vPublisherTM tool, into rich media presentations and then provides the client the option to deploy the rich media presentation on the Internet, corporate intranet, CD-ROM or a hybrid of CD-ROM and the Internet. vPublisherTM is a proprietary authoring software tool that allows the integration of text, data, voice, video and web links into an interactive desktop applicat ion. VideoVisorProfessionalTM and VideoVisorWebTM are proprietary viewers that allow the user to access the content published in the Digital Lava format. vvPro and vvWeb allow the user to individually manage, manipulate and navigate the information on their computer screen. HotFoot for PowerPointTM allows users to add streaming audio to Power Point presentations and deliver them electronically to single or multiple recipients via email or hosting. Firestream Encoding StationTM allows users to encode media from a single source into multiple formats and bit rates simultaneously and in real time.

2.   Basis of Presentation

             The accompanying balance sheet as of September 30, 2000 and the statements of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and nine month period ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 1999.

             Certain amounts have been reclassified from the Company’s quarterly reports for 1999 to conform to the current presentation.

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

             Because their effects are anti-dilutive, diluted net loss per share for the periods ended September 30, 2000 and 1999 do not include the effects of:

	Nine Months Ended September 30

	2000	1999

Stock options outstanding	1,300,628	712,570
Warrants to purchase common stock	2,699,458	2,272,575

Total	4,000,086	2,985,145

             Net loss available to common stockholders for the nine month period ended September 30, 1999 represents net loss for the period increased by a non-cash deemed dividend of $660,023 recorded in February 1999 to the then holders of Series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares.

DIGITAL LAVA INC.
 NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

4.   Private Placement

             On July 31, 2000, the Company completed the sale of 2,500,000 shares of its common stock in an unregistered offering to selected accredited investors, resulting in proceeds, net of expenses of $1,003,553, of $8,996,447. As partial compensation for services rendered in connection with such offering, Sutro & Co., Incorporated was granted a warrant to purchase up to 125,000 shares of the Company’s common stock at $4.00 per share. The warrant is exercisable at any time prior to July 30, 2007. The value of such warrant of $580,250 was determined using the Black-Scholes model and was reflected as a non-cash offering expense.

5.   Comprehensive Loss

             Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company’s accumulated other comprehensive loss included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net loss	$1,889,337	$1,900,770	$5,168,222	$8,136,123
Unrealized (gain)/loss on available for sale securities	(6,956)	(776)	(17,926)	21,111

Comprehensive loss	$1,882,381	$1,899,994	$5,150,296	$8,157,234

6.   Recent Accounting Pronouncements

             In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulleting (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, which will be adopted in the fourth quarter of 2000. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB No. 101 will not have a material impact on our financial position or results of operations.

             In March 2000, the FASB issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock C ompensation”, which is an interpretation of Accounting Principals Board Opinion No. 25 (“APB 25”). This interpretation clarifies:

  the definition of employee for purposes of applying APB 25, which deals with stock compensation issues;
  the criteria for determining whether a plan qualifies as a noncompensatory plan;
  the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and
  the accounting for an exchange of stock compensation awards in a business combination.

             The interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial statements.

DIGITAL LAVA INC.
 NOTES TO UNAUDITED FINANCIAL STATEMENTS (Continued)

7.   Accrued Expenses And Other Current Liabilities

             Accrued expenses and other current liabilities is comprised of the following:

	September 30,	December 31,
	2000	1999

Accrued salaries and wages	$502,238	$215,853
Accrued taxes—Other	150,000	150,000
Other current liabilities	468,427	243,173

Total	$1,120,665	$609,026

8.   Non-Cash Supplemental Disclosure

             Non-cash items occurring in the nine-month period ended September 30 included the following:

	2000	1999

Conversion of notes payable, plus accrued interest, to common	—	$1,690,556
Issuance of warrants to underwriter to purchase common stock and warrants to purchase redeemable common stock warrants	—	$1,892,400
Dividend to Series B and Series C convertible preferred stockholders in connection with modification of conversion rates	—	$660,023
Increase/(decrease) in short term investments due to unrealized gain on available for sale securities	$17,926	$(21,111)
Purchase of equipment under capital lease	$48,590	—
Issuance of warrant to consultant	$89,942	—
Issuance of warrant to Sutro & Co. in connection with the sale of common stock	$580,250	—

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The statements contained in this document that are not purely historical are forward-looking statements concerning our business and our products. Actual results may differ from those projected or implied by such forward-looking statements depending on a number of risks and uncertainties including, but not limited to, the following: market acceptance of our products and services, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our services and our brand promotions and other factors. Other risks inherent in our business are described in our prospectus dated February 17, 1999 on Form SB-2. We undertake no obligation to revise or update any forward-looking statements after the date hereof.

Overview

             We invested significant resources in sales, marketing and product development activities during the quarter ended September 30, 2000. We believe our success depends largely on building superior technology and quality into our products, extending our technological lead on the competition, development of new products and developing brand recognition early in a product’s life cycle. Accordingly, we expect to continue spending heavily on these activities in the near future. Despite these heavy investments in marketing and product development, growth in software license fees and service revenue may not occur in the future. In light of our limited operating history, rapid changes in technology and increased marketing of our products, we believe that period-to-period comparisons of our revenues and operating results, including our gross profit and operating expenses as a percentage of total net revenues, ar e not necessarily meaningful and should not be relied upon as indications of future performance.

             We have incurred significant net losses and negative cash flows from operations since inception, and as of September 30, 2000, had an accumulated deficit of $26,073,213. We intend to continue to invest heavily in marketing and promotion, expanding our sales operations, and technology development. As a result, we believe we will continue to incur operating losses and negative cash flows from operations for the foreseeable future. There can be no assurance that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

Results of Operations

Comparison of the Three Months Ended and Nine Months Ended September 30, 2000 to the Three Months and Nine Months Ended September 30, 1999

      Revenues

             Revenues increased to $1,743,424 for the quarter ended September 30, 2000 from $282,968 for the quarter ended September 30, 1999. The increase of $1,460,456, or 516.1%, was primarily the result of the introduction of our Firestream Encoding StationTM , as product sales were $718,200 for the quarter ended September 30, 2000, and increased software license sales and services revenue resulting from our sales force expansion and an expanded customer base, as well as continued sales to previous customers. Software license revenues accounted for approximately 24.1% and 22.2% of revenues for the quarters ended September 30, 2000 and 1999, respectively. Product sales accounted for approximately 41.2% and 0% of revenue for the quarters ended September 30, 2000 and 1999, respectively. Services revenues accounted for approximately 34.7% and 77.8% of revenues for the quarters ended September 30, 2000 and 1999, respe ctively. One customer accounted for 21.7% of revenues for the three months ended September 30, 2000 while a separate customer accounted for 39.0% of revenues for the three months ended September 30, 1999.

             For the nine months ended September 30, 2000, revenues increased to $4,387,289 from $571,803 for the nine months ended September 30, 1999. The increase of $3,815,486 or 667.3% was again the result of the introduction of our Firestream Encoding StationTM and our continued sales force expansion resulting in both software license sales and publishing services revenue increases. Software license revenues accounted for approximately 32.3% and 36.0% of revenues for the nine months ended September 30, 2000 and 1999, respectively. Product sales accounted for approximately 16.4% and 0% of revenue for the nine months ended September 30, 2000 and 1999, respectively. Services revenues accounted for approximately 51.3% and 64.0% of revenues for the nine months ended September 30, 2000 and 1999, respectively. One customer accounted for 19.7% of revenues for the nine months ended September 30, 2000.

      Cost of Revenues

             Cost of revenues consists primarily of the cost of materials, overhead, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues increased to $833,545, or 47.8% of revenues, for the quarter ended September 30, 2000 from $111,597, or 39.4% of revenues, for the quarter ended September 30, 1999. The increase was due to increased cost of products sold associated with the shipment of our Firestream Encoding StationTM and increased labor, benefits and overhead costs associated with the increase in services revenue during the quarter.

             Costs of revenues increased to $1,838,158, or 41.9% of revenues, for the nine months ended September 30, 2000 from $201,830, or 35.3% of revenues, for the nine months ended September 30, 1999. The increase was due to increased labor, benefits and increased overhead costs associated with the increase in services revenue during the nine month period and the increased cost of products sold associated with the shipment of our Firestream Encoding StationTM in the quarter ending September 30, 2000.

      Operating Costs and Expenses

             Selling, General And Administrative Expenses. Selling, general and administrative expenses consist primarily of general and administrative salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, professional services and depreciation and amortization. Selling, general and administrative expenses increased to $2,529,520 for the quarter ended September 30, 2000 from $1,719,251 for the quarter ended September 30, 1999. The increase was primarily due to the increase in infrastructure and additional salary costs due primarily to our expanded sales and marketing personnel. We expect that selling, general and administrative expenses will increase in absolute dollars as we continue to invest in expanded marketing activities and incur expense related to the growth of the business; however, selling, general a nd administrative expenses are presently anticipated to decline as a percentage of revenues.

             Selling, general and administrative expenses increased to $6,846,740 for the nine months ended September 30, 2000 from $4,065,564 for the same period in 1999. The increase was primarily due to increased spending on additional personnel, sales and marketing required to build an infrastructure to support our products and anticipated growth.

             Research And Development Expenses. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses increased to $359,837 for the quarter ended September 30, 2000 from $292,856 for the quarter ended September 30, 1999. The increase was primarily due to the increased level of personnel utilized in product development. We believe that significant investments in technology and content development are required to maintain a technological lead and remain competitive and, therefore, we expect that our research and development expenses will increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to decline as a percentage of revenues.

             Research and development expenses increased to $1,007,820 for the nine months ended September 30, 2000 from $648,423 for the same period in 1999. The increase was primarily due to increased spending on additional personnel.

             Other Income/(Expense), Net. Other income includes income earned from the short-term investments of cash balances. Other expense includes amortization of premiums and discounts and gains and losses on sales of investments and interest expense related to our financing obligations in 1999. Other income increased to $90,141 for the quarter ended September 30, 2000 from an other expense level of $60,034 for the quarter ended September 30, 1999. The increase in income and reduction of expense was primarily due to increased interest income from short-term investments.

             Other income was $137,207 for the nine months ended September 30, 2000 compared to other expense of $119,453 for the same period in 1999. The increase in income and reduction of expense was due to the debt reduction in February 1999 and the interest income from short-term investments.

             Extraordinary Item. For the nine months ended September 30, 1999, we recorded an extraordinary charge of $3,672,656 associated with the extinguishment of debt.

             Net Loss. For the quarter ended September 30, 2000, our net loss totaled $1,889,337 as compared to $1,900,770 for the quarter ended September 30, 1999.

             The net loss for the nine months ended September 30, 2000 totaled $5,168,222 as compared to $8,136,123 for the same period in 1999.

Liquidity and Capital Resources

             On February 22, 1999, we completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,446. On March 30, 1999 we completed the exercise by the underwriter of the over-allotment option of 113,312 units and received aggregate proceeds of $1,711,011 and net proceeds of $1,513,590. During the period from completion of the offering through September 30, 2000, we have used approximately (1) $4,489,000 of the proceeds to repay notes; (2) $1,653,000 for product development expenses; (3) $4,421,000 for sales and marketing expenses; (4) $2,490,000 for facilities and other capital expenditures; and (5) $2,380,000 for working capital and general corporate purposes.

             On July 31, 2000 we completed an offering of 2,500,000 shares of common stock for aggregate gross proceeds of $10,000,000 million and net proceeds of $8,996,447.

             Net cash used in operating activities was $4,688,615 for the nine months ended September 30, 2000 as compared to $5,780,012 for the nine months ended September 30, 1999. The decrease in use of cash from operations was primarily due to less cash used to pay accounts payable and accrued interest for the nine months ended September 30,1999, offset somewhat by an increase in accounts receivable.

             Cash used by investing activities was $3,042,127 for the nine months ended September 30, 2000 as compared to cash used in investing activities of $5,635,063 for the nine months ended September 30, 1999 resulting primarily from the sale of short-term securities partially offset by the purchase of short-term securities.

             Net cash provided by financing activities was $9,396,706 for the nine months ended September 30, 2000 as compared to $13,075,029 for the nine months ended September 30, 1999. The decrease was primarily due to the net proceeds received from the completion of our initial public offering and the underwriter’s exercise of its over-allotment option in 1999, as compared to our private placement in 2000 which provided net proceeds of $8,996,447 along with minor exercises of outstanding warrants and options that took place in 2000.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

  None

Item 2.   Changes in Securities

             On July 31, 2000 the Company completed the sale to selected accredited investors of 2,500,000 shares of stock pursuant to Regulation D under the Securities Act of 1933 for gross proceeds of $10,000,000. Sutro & Co., Incorporated acted as the Company’s placement agent for the transaction and in connection therewith received a placement agent fee of $700,000, or 7% of the gross proceeds. In addition, the Company issued to Sutro & Co., Incorporated a warrant to purchase up to 125,000 shares of common stock at an exercise price of $4.00. The warrant may be exercised at any time on or before July 30, 2007.

Item 3.   Defaults upon Senior Securities

  None

Item 4.   Submission of Matters to Vote of Security Holders

             On July 24, 2000 at the Company’s annual meeting of stockholders, three (3) items were submitted to vote of stockholders:

        1)  Messrs. Robert Greene, Roger Berman, John Carrington and Michael Wheeler were each elected as directors by a vote of 4,121,211 votes in favor, and 250,392 votes against.

        2)  An amendment to the Company’s 1996 Incentive and Non-Qualified Stock Option Plan increasing the aggregate number of shares issuable under the Plan from 1,000,000 to 2,000,000 was approved by a vote of 1,851,928 votes in favor, 330,039 votes against, 42,949 votes abstaining, and 2,146,687 broker non-votes.

        3)  The issuance of 2,500,000 shares of the Company’s common stock in an unregistered offering was approved by a vote of 1,979,069 votes in favor, 216,286 votes against, 29,561 votes abstaining, and 2,146,687 broker non-votes.

Item 5.   Other Information

  None

Item 6.   Exhibits and Reports on Form 8-K

             a. Exhibits

             27. Financial Data Schedule

             b. Reports on Form 8-K

               1. Form 8-K filed July 31, 2000 relating to completion of an offering of 2,500,000 shares of common stock.

SIGNATURE PAGE

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIGITAL LAVA INC.
Dated: November 14, 2000	By:	/s/ Danny Gampe

Danny Gampe Chief Financial Officer (Principal Accounting and Financial Officer) and Vice President, Finance