Form 10QSB/A
period 2000-09-30
DIGITAL LAVA INC
filed 2001-03-22
CIK 1068169

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                  FORM 10-QSB/A
                                 --------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                     1-14831
                            (Commission File Number)

                                 --------------

                                DIGITAL LAVA INC.
        (Exact name of small business issuer as specified in its charter)

                                 --------------

                  DELAWARE                                    95-4584080
       (State Or Other Jurisdiction of                  (IRS Employer Id. No.)
       Incorporation Or Organization)

        13160 MINDANAO WAY, SUITE 350                            90292
         MARINA DEL REY, CALIFORNIA                           (Zip Code)
  (Address of principal executive offices)

                                 (310) 577-0200
                (Issuer's telephone number, including area code)
                                 --------------


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


================================================================================

                                DIGITAL LAVA INC.


                                TABLE OF CONTENTS


Part I.  Financial Information
Item 1.  Financial Statements
         Balance Sheet at September 30, 2000 and December 31, 1999...........  3
         Statement of Operations, Three Months ended
           September 30, 2000 and 1999.......................................  4
         Statement of Operations, Nine Months ended
           September 30, 2000 and 1999.......................................  5
         Statement of Cash Flows for the Nine Months
           ended September 30, 2000 and 1999.................................  6
         Notes to Unaudited Financial Statements.............................  7
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 10

Part II. Other Information
Item 1.  Legal Proceedings................................................... 13
Item 2.  Changes in Securities............................................... 13
Item 3.  Defaults upon Senior Securities..................................... 13
Item 4.  Submission of Matters to Vote of Security Holders................... 13
Item 5.  Other Information................................................... 13
Item 6.  Exhibits and Reports on Form 8-K.................................... 13

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                DIGITAL LAVA INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                            SEPTEMBER 30,
                                                                                2000           DECEMBER 31,
                                                                            AS RESTATED            1999
                                                                            ------------       ------------
                                ASSETS
Current assets:
  Cash and cash equivalents ..........................................      $  2,373,995       $    708,031
  Short term investments .............................................         5,640,551          2,956,287
  Accounts Receivable ................................................         1,701,899          1,174,689
  Inventory ..........................................................           292,600                 --
  Other current assets ...............................................           182,401            142,796
                                                                            ------------       ------------
    Total current assets .............................................        10,191,445          4,981,803
Fixed assets, net ....................................................         1,274,551          1,204,578
Restricted cash ......................................................           496,455            486,455
Other assets .........................................................           144,147            237,462
                                                                            ------------       ------------
                                                                            $ 12,106,599       $  6,910,298
                                                                            ============       ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................      $    633,495       $    186,362
  Current portion of capital lease ...................................            94,226             75,869
  Accrued expenses and other current liabilities .....................         1,120,665            609,026
  Deferred rent ......................................................           311,997            291,953
  Deferred revenue ...................................................           472,640            279,184
                                                                            ------------       ------------
    Total current liabilities ........................................         2,633,023          1,442,394
                                                                            ------------       ------------

Long term portion of capital lease ...................................           133,866            166,382

Stockholders' equity:
  Preferred stock--$.0001 par value; 5,000,000 shares authorized;
    none outstanding at September 30, 2000 and December 31, 1999 .....                --                 --
  Common stock, $0.0001 par value; 35,000,000 shares authorized;
    7,199,319 and 4,636,887 shares issued and outstanding at
    September 30, 2000 and December 31, 1999, respectively ...........               719                463
  Additional paid-in capital .........................................        35,787,133         26,237,992
  Deferred compensation ..............................................           (29,979)           (16,928)
  Accumulated deficit ................................................       (26,421,075)       (20,904,991)
  Accumulated other comprehensive income/(loss) ......................             2,912            (15,014)
                                                                            ------------       ------------
    Total stockholders' equity .......................................         9,339,710          5,301,522
                                                                            ------------       ------------
                                                                            $ 12,106,599       $  6,910,298
                                                                            ============       ============


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  ------------------------------
                                                      2000             1999
                                                   AS RESTATED
                                                   -----------       -----------
Revenues:
  Software licenses .........................      $   419,732       $    63,073
  Product sales .............................          119,700                --
  Services ..................................          560,742           219,895
                                                   -----------       -----------
    Total revenues ..........................        1,100,174       $   282,968
                                                   -----------       -----------
Cost of revenues:
  Cost of software licenses .................            3,994            38,018
  Cost of product sales .....................           73,150                --
  Cost of services ..........................          461,013            73,579
                                                   -----------       -----------
    Total cost of revenues ..................          538,157           111,597
                                                   -----------       -----------
    Gross profit ............................          562,017           171,371
                                                   -----------       -----------
Operating costs and expenses:
  Selling, general and administrative .......        2,529,520         1,719,251
  Research and development ..................          359,837           292,856
                                                   -----------       -----------
    Total operating costs and expenses ......        2,889,357         2,012,107
                                                   -----------       -----------
    Loss from operations ....................       (2,327,340)       (1,840,736)

Other income/(expense), net .................           90,141           (60,034)
                                                   -----------       -----------

Net loss ....................................      $(2,237,199)      $(1,900,770)
                                                   ===========       ===========

Basic and diluted net loss per share ........      $      (.35)      $      (.41)
                                                   ===========       ===========
Weighted average common shares used
  in basic and diluted loss per share .......        6,377,104         4,636,887
                                                   ===========       ===========


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                             ---------------------------------
                                                                 2000                1999
                                                             AS RESTATED
                                                             -------------       -------------
Revenues:
  Software licenses ...................................      $   1,416,964       $     205,985
  Product Sales .......................................            119,700                  --
  Services ............................................          2,207,375             365,818
                                                             -------------       -------------
      Total revenues ..................................          3,744,039             571,803
                                                             -------------       -------------
Cost of revenues:
  Cost of software licenses ...........................              9,611              40,267
  Cost of product sales ...............................             73,150                  --
  Cost of services ....................................          1,460,009             161,563
                                                             -------------       -------------
      Total cost of revenues ..........................          1,542,770             201,830
                                                             -------------       -------------
      Gross profit ....................................          2,201,269             369,973
                                                             -------------       -------------
Operating costs and expenses:
  Selling, general and administrative .................          6,846,740           4,065,564
  Research and development ............................          1,007,820             648,423
                                                             -------------       -------------
      Total operating costs and expenses ..............          7,854,560           4,713,987
                                                             -------------       -------------
      Loss from operations ............................         (5,653,291)         (4,344,014)
Other income/(expense), net ...........................            137,207            (119,453)
                                                             -------------       -------------
    Loss before extraordinary item ....................         (5,516,084)         (4,463,467)
    Extraordinary loss on extinguishment of debt ......                 --          (3,672,656)
                                                             -------------       -------------
Net loss ..............................................      $  (5,516,084)      $  (8,136,123)
                                                             =============       =============
Net loss available to common stockholders .............      $  (5,516,084)      $  (8,796,146)
                                                             =============       =============
Basic and diluted net loss per share:
    Loss before extraordinary item ....................      $       (1.05)      $       (1.38)
      Extraordinary loss on extinguishment of debt ....                 --                (.98)
                                                             -------------       -------------
Net loss ..............................................      $       (1.05)      $       (2.36)
                                                             =============       =============
Weighted average common shares used in basic and
  diluted loss per share ..............................          5,237,461           3,722,284
                                                             =============       =============


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ---------------------------------
                                                                         2000            1999
                                                                      AS RESTATED
                                                                     -------------       -------------
Cash flows used in operating activities:
    Net loss ..................................................      $  (5,516,084)      $  (8,136,123)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
         Extraordinary loss on extinguishment of debt .........                 --           3,672,656
         Deferred revenues ....................................            193,456              20,706
         Depreciation and amortization ........................            344,406              63,340
         Amortization of debt discount ........................                 --             130,758
         Provision for doubtful accounts ......................            100,000                  --
         Compensation from grant of non-employee warrants .....             76,891                  --
    Changes in assets and liabilities affecting operating
          cash flows:
           Accounts receivable ................................           (627,210)           (195,937)
           Other Assets .......................................             53,710            (195,190)
           Inventory ..........................................           (292,600)                 --
           Accounts payable ...................................            447,133            (463,129)
           Accrued interest ...................................                 --            (523,952)
           Accrued expenses and other current liabilities .....            511,639            (153,181)
           Deferred rent ......................................             20,044                  --
                                                                     -------------       -------------
Net cash used in operating activities .........................         (4,688,615)         (5,780,012)
                                                                     -------------       -------------
Cash flows used in investing activities:
    Purchases of short term investments .......................        (10,742,029)         (8,144,829)
    Sales of short term investments ...........................          8,075,691           3,543,104
    Restricted cash ...........................................            (10,000)           (551,510)
    Acquisition of fixed assets ...............................           (365,789)           (481,828)
                                                                     -------------       -------------
Net cash used in investing activities .........................         (3,042,127)         (5,635,063)
                                                                     -------------       -------------
Cash flows from financing activities:
    Payments on capital lease obligations .....................            (62,749)                 --
    Repayment of notes payable ................................                 --          (3,923,500)
    Proceeds from exercise of stock options ...................            211,240                  --
    Proceeds from exercise of warrants ........................            251,768                  --
    Proceeds from issuance of common stock ....................         10,000,000          19,831,011
    Cost of common stock issuance .............................         (1,003,553)         (2,832,482)
                                                                     -------------       -------------
Net cash provided by financing activities .....................          9,396,706          13,075,029
                                                                     -------------       -------------
Net increase in cash and cash equivalents .....................          1,665,964           1,659,954
Cash and cash equivalents at beginning of period ..............            708,031              30,893
                                                                     -------------       -------------
Cash and cash equivalents at end of period ....................      $   2,373,995       $   1,690,847
                                                                     =============       =============


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.      THE COMPANY

        Digital Lava Inc., a Delaware corporation (the "Company" or "Digital Lava"), is a provider of hardware and software products and services related to the use of rich mixed media for corporate training, communications, research and other applications. Digital Lava's product lines include publishing services, vPublisher(TM), VideoVisor Professional(TM) (vvPro), VideoVisorWeb(TM) (vvWeb), HotFoot for PowerPoint(TM) and Firestream Encoding Station(TM). Digital Lava provides service to clients by publishing their content, using the vPublisher(TM) tool, into rich media presentations and then provides the client the option to deploy the rich media presentation on the Internet, corporate intranet, CD-ROM or a hybrid of CD-ROM and the Internet. vPublisher(TM) is a proprietary authoring software tool that allows the integration of text, data, voice, video and web links into an interactive desktop application. VideoVisorProfessional(TM) and VideoVisorWeb(TM) are proprietary viewers that allow the user to access the content published in the Digital Lava format. vvPro and vvWeb allow the user to individually manage, manipulate and navigate the information on their computer screen. HotFoot for PowerPoint(TM) allows users to add streaming audio to Power Point presentations and deliver them electronically to single or multiple recipients via email or hosting. Firestream Encoding Station(TM) allows users to encode media from a single source into multiple formats and bit rates simultaneously and in real time.

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


3.      RESTATEMENT

        As a result of a special investigation, the Company determined that it was necessary to revise its unaudited results of operations as of and for the three and nine month periods ended September 30, 2000. Accordingly, the Company reduced its third quarter Product sales revenues from its Firestream Encoding Station(TM) by $598,500, decreased the related Cost of product sales by $292,600 and accordingly recorded $292,600 as inventory as of September 30, 2000. Additionally, the Company reduced its third quarter Services Revenue by $44,750, of which $14,035 is being deferred, while $30,715 relates to a third quarter overbilling that is being removed from revenue in the third quarter. The related cost of the services revenue in the third quarter of $2,778 has also been deferred.

        A summary of the impact of such restatements on the unaudited consolidated financial statements as of and for the three- and nine-month periods ended September 30, 2000 is as follows:

                                                   Three Months                          Nine Months
                                                Ended September 30                    Ended September 30
                                          -------------------------------       -------------------------------
                                          As previously                         As previously
                                            Reported           Restated           Reported            Restated
                                          ------------       ------------       ------------       ------------
Stockholders' equity                      $  9,687,572       $  9,339,710       $  9,687,572       $  9,339,710
Revenues                                     1,743,424          1,100,174          4,387,289          3,744,039
Cost of Goods Sold                             833,545            538,157          1,838,158          1,542,770
Net loss                                    (1,889,337)        (2,237,199)        (5,168,222)        (5,516,084)
BASIC AND DILUTED NET LOSS PER SHARE      $       (.30)      $       (.35)      $       (.99)      $      (1.05)

                                DIGITAL LAVA INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


4.      NET LOSS PER SHARE

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

        Because their effects are anti-dilutive, diluted net loss per share for the periods ended September 30, 2000 and 1999 do not include the effects of:

                                            NINE MONTHS ENDED SEPTEMBER 30
                                            ------------------------------
                                                 2000              1999
                                            ------------      ------------
Stock options outstanding                      1,300,628           712,570
Warrants to purchase common stock              2,699,458         2,272,575
                                            ------------      ------------
       Total                                   4,000,086         2,985,145
                                            ============      ============

        Net loss available to common stockholders for the nine month period ended September 30, 1999 represents net loss for the period increased by a non-cash deemed dividend of $660,023 recorded in February 1999 to the then holders of Series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares.

5.      PRIVATE PLACEMENT

        On July 31, 2000, the Company completed the sale of 2,500,000 shares of its common stock in an unregistered offering to selected accredited investors, resulting in proceeds, net of expenses of $1,003,553, of $8,996,447. As partial compensation for services rendered in connection with such offering, Sutro & Co., Incorporated was granted a warrant to purchase up to 125,000 shares of the Company's common stock at $4.00 per share. The warrant is exercisable at any time prior to July 30, 2007. The value of such warrant of $580,250 was determined using the Black-Scholes model and was reflected as a non-cash offering expense.



6.    COMPREHENSIVE LOSS

      Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                                      -----------------------------       -----------------------------
                                                         2000               1999             2000               1999
                                                      -----------       -----------       -----------       -----------
                                                     (As Restated)                       (As Restated)

Net loss .......................................      $ 2,237,199       $ 1,900,770       $ 5,516,084       $ 8,136,123
Unrealized (gain)/loss on available for
  securities sale ..............................           (6,956)             (776)          (17,926)           21,111
                                                      -----------       -----------       -----------       -----------
Comprehensive loss .............................      $ 2,230,243       $ 1,899,994       $ 5,498,158       $ 8,157,234
                                                      ===========       ===========       ===========       ===========

7.      RECENT ACCOUNTING PRONOUNCEMENTS

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulleting ("SAB") No. 101, "Revenue Recognition in Financial Statements", which will be adopted in the fourth quarter of 2000. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the SEC. We believe that adopting SAB No. 101 will not have a material impact on our financial position or results of operations.

                                DIGITAL LAVA INC.
               NOTES TO UNAUDITED FINANCIAL STATEMENTS (CONTINUED)


        In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", which is an interpretation of Accounting Principals Board Opinion No. 25 ("APB 25"). This interpretation clarifies:

        - the definition of employee for purposes of applying APB 25, which deals with stock compensation issues;

        - the criteria for determining whether a plan qualifies as a noncompensatory plan;

        - the accounting consequences of various modifications to the terms of a previously fixed stock option or award; and

        - the accounting for an exchange of stock compensation awards in a business combination.

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

8.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities is comprised of the following:

                                        SEPTEMBER 30,    DECEMBER 31,
                                            2000            1999
                                         ----------      ----------
Accrued salaries and wages ........      $  502,238      $  215,853
Accrued taxes--Other ..............         150,000         150,000
Other current liabilities .........         468,427         243,173
                                         ----------      ----------
  Total ...........................      $1,120,665      $  609,026
                                         ==========      ==========

9.    NON-CASH SUPPLEMENTAL DISCLOSURE

      Non-cash items occurring in the nine-month period ended September 30 included the following:

                                                                              2000              1999
                                                                          ------------      ------------
Conversion of notes payable, plus accrued interest, to common ......                --      $  1,690,556
Issuance of warrants to underwriter to purchase common stock
  and warrants to purchase redeemable common stock warrants.........                --      $  1,892,400
Dividend to Series B and Series C convertible preferred stockholders
  in connection with modification of conversion rates...............                --      $    660,023
Increase/(decrease) in short term investments due to unrealized
  gain on available for sale securities.............................      $     17,826      $    (21,111)
Purchase of equipment under capital lease ..........................      $     48,590                --
Issuance of warrant to consultant ..................................      $     89,942                --
Issuance of warrant to Sutro & Co. in connection with the sale of
  common stock .....................................................      $    580,250                --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The statements contained in this document that are not purely historical are forward-looking statements concerning our business and our products. Actual results may differ from those projected or implied by such forward-looking statements depending on a number of risks and uncertainties including, but not limited to, the following: market acceptance of our products and services, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our services and our brand promotions and other factors. Other risks inherent in our business are described in our prospectus dated February 17, 1999 on Form SB-2 and other filings with the Securities and Exchange Commission. We undertake no obligation to revise or update any forward-looking statements after the date hereof.

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

        We have incurred significant net losses and negative cash flows from operations since inception, and as of September 30, 2000, had an accumulated deficit of $26,421,075. We intend to continue to invest heavily in marketing and promotion, expanding our sales operations, and technology development. As a result, we believe we will continue to incur operating losses and negative cash flows from operations for the foreseeable future. There can be no assurance that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

        As a result of a special investigation, we determined that it was necessary to revise our unaudited results of operations as of any for the three and nine month periods ended September 30, 2000. Accordingly, we reduced our third quarter product sales revenues from our Firestream Encoding Station(TM) by $598,500, decreased the related cost of product sales by $292,600 and accordingly recorded $292,600 as inventory as of September 30, 2000. Additionally, we reduced our third quarter services revenue by $44,750, of which $14,035 is being deferred, while $30,715 relates to a third quarter overbilling that is being removed from revenue in the third quarter. The related cost of the services revenue in the third quarter of $2,778 has also been deferred. We are currently considering whether our Firestream Encoding Station product is impaired. For a summary of the impact of the restatement, please refer to Note 3 of the Notes to Unaudited Financial Statements included above.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AND NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999

   Revenues

        Revenues increased to $1,110,174 for the quarter ended September 30, 2000 from $282,968 for the quarter ended September 30, 1999. The increase of $827,206, or 292.3%, was the result of increased software license sales, services revenue resulting from our sales force expansion, the introduction of our Firestream Encoding Station(TM) and an expanded customer base as well as continued sales to previous customers. Software license revenues accounted for approximately 38.2% and 22.2% of revenues for the quarters ended September 30, 2000 and 1999, respectively. Product sales accounted for approximately 10.9% and 0% of revenue for the quarters ended September 30, 2000 and 1999, respectively. Services revenues accounted for approximately 51.0% and 77.8% of revenues for the quarters ended September 30, 2000 and 1999, respectively. One customer accounted for 34.4% of revenues for the three months ended September 30, 2000 while a separate customer accounted for 39.0% of revenues for the three months ended September 30, 1999.

        For the nine months ended September 30, 2000, revenues increased to $3,744,039 from $571,803 for the nine months ended September 30, 1999. The increase of $3,172,236 or 554.8% was the result our continued sales force expansion resulting in both software license sales and publishing services revenue increases. Software license revenues accounted for approximately 37.8% and 36.0% of revenues for the nine months ended September 30, 2000 and 1999, respectively. Product sales accounted for approximately 3.2% and 0% of revenue for the nine months ended September 30, 2000 and 1999, respectively. Services revenues accounted for approximately 59.0% and 64.0% of revenues for the nine months ended September 30, 2000 and 1999, respectively. One customer accounted for 23.1% of revenues for the nine months ended September 30, 2000.

     Cost of Revenues

        Cost of revenues consists primarily of the cost of materials, overhead, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues increased to $538,157, or 48.9% of revenues, for the quarter ended September 30, 2000 from $111,597, or 39.4% of revenues, for the quarter ended September 30, 1999. The increase was due to increased labor, benefits and overhead costs associated with the increase in services revenue during the quarter.

        Costs of revenues increased to $1,542,770, or 41.2% of revenues, for the nine months ended September 30, 2000 from $201,830, or 35.3% of revenues, for the nine months ended September 30, 1999. The increase was due to increased labor, benefits and increased overhead costs associated with the increase in services revenue during the nine month period.

     Operating Costs and Expenses

        Selling, General And Administrative Expenses. Selling, general and administrative expenses consist primarily of general and administrative salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, professional services and depreciation and amortization. Selling, general and administrative expenses increased to $2,529,520 for the quarter ended September 30, 2000 from $1,719,251 for the quarter ended September 30, 1999. The increase was primarily due to the increase in infrastructure and additional salary costs due primarily to our expanded sales and marketing personnel. We expect that selling, general and administrative expenses will increase in absolute dollars as we continue to invest in expanded marketing activities and incur expense related to the growth of the business; however, selling, general and administrative expenses are presently anticipated to decline as a percentage of revenues.

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

        Net Loss. For the quarter ended September 30, 2000, our net loss totaled $2,237,199 as compared to $1,900,770 for the quarter ended September 30, 1999.

        The net loss for the nine months ended September 30, 2000 totaled $5,516,084 as compared to $8,136,123 for the same period in 1999.

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

        On July 31, 2000 we completed an offering of 2,500,000 shares of common stock for aggregate gross proceeds of $10,000,000 and net proceeds of $8,996,447.

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

        Net cash provided by financing activities was $9,396,706 for the nine months ended September 30, 2000 as compared to $13,075,029 for the nine months ended September 30, 1999. The decrease was primarily due to the net proceeds received from the completion of our initial public offering and the underwriter's exercise of its over-allotment option in 1999, as compared to our private placement in 2000 which provided net proceeds of $8,996,447 along with minor exercises of outstanding warrants and options that took place in 2000.

        Our capital requirements depend on numerous factors, including market acceptance of our products and services, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our services and our brand promotions and other factors. We have experienced a substantial increase in our operations and capital expenditures since our inception consistent with the growth in our operations and staffing, and anticipate that this will continue for the foreseeable future. Additionally, we will continue to evaluate possible investments in businesses, products and technologies, and plan to enhance our sales and marketing programs and conduct more aggressive brand promotions.

        We currently anticipate that current cash balances, short-term investments and cash provided by operations will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next twelve months.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES

        On July 31, 2000 the Company completed the sale to selected accredited investors of 2,500,000 shares of stock pursuant to Regulation D under the Securities Act of 1933 for gross proceeds of $10,000,000. Sutro & Co., Incorporated acted as the Company's placement agent for the transaction and in connection therewith received a placement agent fee of $700,000, or 7% of the gross proceeds. In addition, the Company issued to Sutro & Co., Incorporated a warrant to purchase up to 125,000 shares of common stock at an exercise price of $4.00. The warrant may be exercised at any time on or before July 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        On July 24, 2000 at the Company's annual meeting of stockholders, three
(3) items were submitted to vote of stockholders:

        1) Messrs. Robert Greene, Roger Berman, John Carrington and Michael Wheeler were each elected as directors by a vote of 4,121,211 votes in favor, and 250,392 votes against.

        2) An amendment to the Company's 1996 Incentive and Non-Qualified Stock Option Plan increasing the aggregate number of shares issuable under the Plan from 1,000,000 to 2,000,000 was approved by a vote of 1,851,928 votes in favor, 330,039 votes against, 42,949 votes abstaining, and 2,146,687 broker non-votes.

        3) The issuance of 2,500,000 shares of the Company's common stock in an unregistered offering was approved by a vote of 1,979,069 votes in favor, 216,286 votes against, 29,561 votes abstaining, and 2,146,687 broker non-votes.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits

            27. Restated Financial Data Schedule

        b.  Reports on Form 8-K

            1. Form 8-K filed July 31, 2000 relating to completion of an offering of 2,500,000 shares of common stock.

                                 SIGNATURE PAGE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  DIGITAL LAVA INC.

Dated: March 21, 2001             By:/s/ Robert Greene
                                     -------------------------------------------
                                     Robert Greene
                                     Chief Executive Officer
                                     (Principal Acting Accounting and Financial
                                     Officer)