Form 10KSB
period 2000-12-31
DIGITAL LAVA INC
filed 2001-04-23
CIK 1068169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-14831
                            ------------------------

                               DIGITAL LAVA INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      95-4584080
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                         13160 MINDANAO WAY, SUITE 350
                            MARINA DEL REY, CA 90292
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (310) 577-0200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.0001 PAR VALUE
                                (TITLE OF CLASS)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes [
]  No [X].

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

     The registrant's revenues for the year ended December 31, 2000 were $4,606,231.

     As of April 12, 2001, the registrant had outstanding 7,199,319 shares of common stock. The aggregate market value of the registrant's common stock on such date held by those persons deemed to be non-affiliates was approximately $6,255,065.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               DIGITAL LAVA INC.

                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Description of Business.....................................     1
Item 2.   Properties..................................................     7
Item 3.   Legal Proceedings...........................................     7
Item 4.   Submission of Matters to a Vote of Security Holders.........     7

PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................     8
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of
          Operations..................................................     9
Item 7.   Financial Statements........................................    12
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................    12

PART III
Item 9.   Directors and Executive Officers; Compliance with Section
          16(a) of the Exchange Act...................................    13
Item 10.  Executive Compensation......................................    13
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    13
Item 12.  Certain Relationships and Related Transactions..............    13
Item 13.  Exhibits and Reports on Form 8-K............................    13

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                  INTRODUCTION

     Digital Lava is a provider of "rich" mixed media software products and services for use in corporate training, communications and sales and marketing applications. Each of these markets (e.g. sales, training) represents multibillion expenditures each year by Fortune 1000 companies. We are positioned within the developing streaming media industry.

     Rich media is defined as streaming video and streaming audio technology. Streaming technology allows an Internet or intranet user to access information in a file before the file is completely downloaded. As a result, large files containing audio and video can be heard or seen almost immediately even with slower connections. By combining streaming audio and video with traditional media assets of slides, graphics, text animation and web links, we have created the next generation category of rich mixed media that can be delivered via compact discs, the Internet or intranets.

     Our current product line includes Digital Lava View, vPublisher, Publishing Services, HotFoot, HotFoot Host, and FireStream Encoding Station(TM). Digital Lava View is a proprietary viewer that allows the user to access the content published in the unique Digital Lava structure. Digital Lava View replaces our VideoVisorProfessional and VideoVisorWeb applications. vPublisher is a proprietary authoring software tool that allows the integration of text, data, voice, video and web links into a Digital Lava View. Digital Lava Views are accessed on CD-ROMs, corporate intranets, or the Internet. Digital Lava View allows the user to individually manage, manipulate and navigate the synchronized information. This allows the user to experience full integration of, and interaction with, differing media types on their computer screen both at home and in the office. All Publishing Services result in Digital Lava Views as the end product(s). HotFoot for PowerPoint(TM) allows users to add streaming audio to Microsoft PowerPoint presentations and deliver them electronically to single or multiple recipients via email or hosting. FireStream Encoding Station(TM) allows users to encode media from a single source into multiple formats and bit rates simultaneously and in real time.

     We believe these technologies represent a significant market opportunity to shift activity and revenue from classic methods of communicating product information, financial results, training content and general information to a more interactive and effective software application. By utilizing the development of streaming technology and the growth of the Internet, we believe corporations across all business sectors will be able to increase the effectiveness of their sales and marketing efforts, enhance corporate communications and deliver effective financial reporting while eliminating the high cost of travel and executive down time.

     Our customers include large corporations and business enterprises, such as:

- Cisco Systems              - Curative Health Services   - Whirlpool
- Dell Computer Corp.        - Medschool.com              - Williams Communications
- EDS                        - Network Associates         - Compaq
- Network Appliance          - KPMG                       - CompuCom
- Intel Corporation          - Agilent                    - Alcatel
- Novell                     - Marriott Corporation       - Sabre
- Primedia                   - Siebel Systems             - Genentech
- Harvard Business School    - Diedrich Coffee            - Polaroid
- Prudential                 - Lightspan                  - Bechtel

     Our products and services have been recognized in terms of quality, technology, focus and delivery. We have received the following industry awards:

     - Platinum Award for MPEG and Streaming Products from Video Multimedia Producer in May 2000;

     - Readers' Choice Award, also from Video Multimedia Producer, in January 2000;

     - awards from Multimedia.com including the September 1999 People's Choice Award, the August 1999 Best New Streaming Service Award, and the March 1999 Best New Streaming Product Award;

     - October 1998 People's Choice Award from Networked Multimedia; and

     - April 1998 Best New Streaming Product Award, also from Networked Multimedia.

     In October 2000, we were named to the "Los Angeles Technology Fast 50" program by Deloitte & Touche.

INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

     We believe the demand for our software applications in the corporate training, communications and distance learning markets will be led by trends and technologies that enable computer-based and Internet-based video training and communications to be used increasingly as substitutes for videotapes, instructor-led training, live meetings and other traditional forms of communications and training. These trends and technologies include:

     - the increasing geographic dispersion and globalization of workforces and client bases;

     - the inherent cost and complexity of product launches for technical products;

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

     We believe that the use of streaming media and related richmedia applications by businesses and other users is growing. According to a 2000 study by U.S. Bancorp Piper Jaffray, expenditures in the streaming market will grow to $13 billion in 2001 and over $20 billion by 2004. WR Hambrecht & Co. estimates that the online learning market alone will be over $11 billion by 2003.

     The build-out of fiber optical technologies will begin to provide increased bandwidth to the core network. Cable modem and DSL penetration to the home consumer market is still relatively small, although Forrester Research estimates that penetration will grow to over 15 million homes by 2005. The near term revenue opportunity is serving the enterprise corporate worker. According to the Cahners In-Stat Group, 70% of the U.S. workforce has high-speed Internet access at the office.

     The Gartner Group estimates that by 2005, 70% of new application investment and 50% of new information technology infrastructure will focus on richmedia-based solutions. Forrester Research surveys indicate that 47% of enterprises plan to start developing broadband content in the next 12 to 24 months.

     According to Training Magazine, corporations save between 50-70% when replacing instructor-led training with electronic content delivery. These factors, among others, increase the demand for easy access to complex information in an integrated, interactive format, on demand and accessible through a variety of media options. We believe our products and services are poised to satisfy this growing market need.

     We believe that our technology can take advantage of the growing demand for business, video training, communications and distance learning applications. Our software and services provide a rapid, flexible, and low-cost alternative to videotapes, instructor-led training, live meetings, and other traditional forms of communications and training.

DIGITAL LAVA'S SOLUTION

     Today, most streaming video applications provide the user with a passive experience, similar to watching videotape. The ability to search within the video stream for the location of desired information is limited. The user may have to make several attempts before the correct information is found. When viewing a Digital Lava View, the user can simultaneously see a video track, hear an audio track, and view supporting slides, text and other graphics all on his computer. Additionally, the user can watch the video content in either a linear format or individually choose sections of the presentation via a table of contents or a search engine. This allows the user to have complete control of the content, order and frequency of the presentation.

     By deploying the Digital Lava solution, users can instantly and seamlessly navigate through the video, text and graphics to find and view the desired information. The time that was previously spent searching is now applied to the learning process. We believe this personalized experience will increase the effectiveness of the user to understand and utilize the information that is presented.

     As employees struggle to maintain contact with their work through e-mail, pagers, cellular systems and hand-held devices, they are facing ever-increasing demands on their available time. Users of the Digital Lava solution can access the information when they want it, how they want it and as often as they want it. This can improve the ability for a company to get its critical message across to an employee or customer.

     Clients provide us with their content and media assets. Using our vPublisher tool, we then publish this content as a Digital Lava View which the customer can choose to deploy either on the Internet, corporate intranet or via compact discs.

     Our software products support the current streaming standards provided by Microsoft Windows Media Technology and RealNetworks. The implementation of a standards-based technology allows clients complete flexibility in their choice of video hosting servers and architecture. Our solution maximizes a client's previous technological decisions without an additional hardware investment.

PRODUCTS AND SERVICES

     We generate revenues through both services and software licensing (including maintenance and support), as described below:

          Publishing Services. Publishing Services currently comprises the largest portion of our revenues. Our Publishing Services group utilizes clients' traditional media assets -- including audio, video, text, graphics and other assets -- and converts them into fully synchronized and searchable web and desktop presentations. We receive content from our clients, transcribe and translate the audio into one or more languages, index and encode the media, and then publish the presentation in the Digital Lava View presentation format. The Digital Lava View presentation is delivered to the client for distribution via the Internet, intranet, CD-ROM, or any combination thereof.

          Consulting and Custom Services. We provide a range of consulting and custom services. We consult with the client, advising the client on the best practices for publishing richmedia communications. When a client wishes to engage us for consulting services, we also advise on the best practices for instructional design (i.e., the most efficient and effective way to use richmedia communications for training purposes in light of the client's business and industry). Moreover, we train our clients to maximize the benefits of our proprietary software.

          vPublisher. Early in 2000, we began licensing our proprietary authoring software, vPublisher, to our large-enterprise customer base. This vPublisher application is the same high-end publishing solution used by our Publishing Services group for internal production, and is therefore, we believe, time-tested and proven to be the most efficient, powerful and robust solution of its kind in the market today.

     The vPublisher application provides our clients with several specific benefits. The system simplifies the publishing process so that producers no longer need to be proficient in the use of programming, scripting or authoring languages. We believe that vPublisher decreases production time, regardless of user experience, enabling the creation of compelling richmedia at very low cost relative to other authoring tools.

     Client Interfaces and Digital Lava View. The output from either our Publishing Services or vPublisher software is the same -- an elegant richmedia presentation called Digital Lava View. The Digital Lava View is a standards-based graphical interface (java in a browser window such as Explorer or Netscape), comprising major media players (Windows Media, Real, or MPEG), graphics of any type including MacroMedia Flash animations, indexing, searchability, and more, packaged as a single interactive experience. Our proprietary java application synchronizes and controls all of this content completely invisible to the user, and will run on any Windows system that supports Java Virtual Machine (JVM) -- which is included in virtually all PCs today.

     Prior to introducing Digital Lava View, we produced output in the form of vvWeb for Internet and intranet delivery, or vvPro for CD-ROM delivery (with greater functionality than vvWeb). Digital Lava View replaces both of these applications.

     HotFoot and HotFoot Host. In April 2000, we introduced our HotFoot suite of software products for the desktop. The initial product was HotFoot for PowerPoint, which is a downloadable plug-in for Microsoft PowerPoint. HotFoot allows users to add audio to a PowerPoint file and subsequently produce a searchable, synchronized richmedia presentation at the push of a button. This presentation can then be distributed as an executable attachment to an e-mail message or by streaming over the Internet using our HotFoot Host ASP subscription service.

     PowerPoint 97 or PowerPoint 2000 users can create and disseminate this interactive streaming content right from their desktops. Utilizing a pull-down menu built into PowerPoint, users easily add and/or edit audio for each slide in any of the PowerPoint slide views. Recipients of a HotFoot presentation require Microsoft Windows Media Player but do not need any additional software or even Microsoft PowerPoint to open and interact with the presentation. Because it was specifically designed for use with Microsoft PowerPoint, HotFoot is our only application that is limited to use with Windows Media.

     HotFoot Host is a web-based service that allows creators of HotFoot presentations to store, manage and deploy their presentations to one or multiple viewers via the Internet. Using HotFoot Host, HotFoot presentations are streamed to the viewer rather than sent as an e-mail attachment, which alleviates concerns regarding network security and large file attachments.

     FireStream Encoding Station. In the third quarter of 2000, we introduced the FireStream Encoding Station to augment our vPublisher offering. The FireStream Encoding Station allows the user to control tape decks, encode simultaneously into Real, Microsoft, and MPEG, and provide extensive additional functionality related to encoding. This product was originally developed for usage by our Publishing Services group. The release of FireStream to the general market was intended to augment a more complete vPublisher sale and provide a stand-alone encoding solution for high-volume encoding.

STRATEGIC RELATIONSHIPS

     GE Capital IT Solutions Educations Services (GECITS). We were selected to provide custom training technology to GECITS. GECITS is an independent IT solutions provider which designs, creates, and manages IT infrastructure for business. We are part of the complete solution that GECITS presents to clients through our direct sales efforts and web-based marketing. We anticipate that this relationship will begin to realize its potential in fiscal 2001.

     Question Mark Corporation. Question Mark is one of the leading providers of test, quiz, tutorial, survey and assessment solutions. We integrate Question Mark Perception(TM) technology within Publishing Services in order to create richmedia assessment environments for distance learning and training.

     Activate. Activate is a leading live-event webcasting providers and streaming Content Delivery Network, offering services ranging from production to hosting. We have a strategic relationship with Activate to provide our customers with end-to-end delivery solutions for our services.

     Mini Mercial. We integrate Mini Mercial production, scripting, and talent into our Publishing Services (and vice-versa) in order to provide a complete product launch, sales training, or related Digital Lava View service.

     Microsoft and RealNetworks. We support both Microsoft and RealNetworks media players. In order to maintain complete compatibility with these disparate streaming architectures, we work extensively with both companies to ensure seamless integration.

     - Microsoft. We are a Microsoft Windows Media Services Independent Software Vendor. Windows Media Services is the collective name for Microsoft's proprietary software to serve, distribute, report, and view streaming media over the Internet and intranets. We also license Microsoft's Internet Explorer Administration Kit under a royalty free license and distribution agreement. This agreement permits us to customize Microsoft's Internet Explorer web browser for integration into Digital Lava View and other products. These integrated products allow end users to view streamed video content that is linked with other Web browser content.

     - RealNetworks. We have entered into a consulting and development agreement with RealNetworks, Inc. under which RealNetworks has developed custom software to allow us to integrate RealNetworks' RealPlayer software with Digital Lava View and other applications.

COMPETITION

     The market for software and services for the Internet and intranets is relatively new, constantly evolving and intensely competitive. We expect that competition will intensify in the future. Our principal competitors include Eloquent, Inc., IVT, Inc, Media1st, Inc., and SeeItFirst, Inc.

     We also compete or may compete with live interactive streaming software companies including Akamai Technologies, Inc., Centra Software, Inc., Mshow.com, Placeware, Inc., and SeeItFirst, Inc.

     We also compete or may compete with consumer publishing software companies including Adobe Systems, Inc., Macromedia, Inc., Microsoft Corp., RealNetworks, Inc., and Ulead Systems, Inc.

     We also compete or may compete indirectly with audio and video indexing companies including Convera, Inc., MediaSite, Inc., and Virage, Inc.

     We also compete or may compete with presentation and slideshow companies including Presenter, Inc. and BrainShark, Inc.

     We also compete or may compete with encoding solution companies including AnyStream, Inc., LoudEye Technologies, Inc., and Pinnacle Systems, Inc.

     Our Digital Lava View also competes indirectly with delivery systems for multimedia content other than audio and video, such as Flash by Macromedia and Enliven by Narrative Communications Corp.

     Many of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources than us. As a result, these competitors may be able to develop products comparable or superior to ours or adapt more quickly to new technologies or evolving customer requirements.

     Competitive factors in these markets include:

     - the quality and reliability of software;

     - features for creating, editing and publishing video;

     - ease of use and interactive user features;

     - cost per user; and

     - compatibility with the user's existing network components and software systems.

     To expand our user base and further enhance the user experience, we must continue to innovate and improve the performance of our software. We are committed to the continued market penetration of our brand, products and services. We may, as a strategic response to changes in the competitive environment, implement pricing, licensing, service or marketing changes designed to extend our current brand and technology franchise. For example, we may elect to reduce the price for select versions of our software or even make select versions available for download free of charge. Continued price concessions or other actions in response to the emergence of new pricing or distribution strategies by our competitors may reduce our future revenues, earnings and cash flows and our business may be harmed.

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

     We currently have seven patents pending in the U.S. relating to our product architecture and technology. The pending patent applications may not be granted, or, if granted, may not provide any competitive advantages to us. Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights, especially patents. If a patent has issued or issues in the future which covers our products, we would need to either obtain a license or design around the patent. We may not be able to obtain a license on acceptable terms, if at all, nor design around the patents.

     We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we have not conducted and do not conduct comprehensive patent or trademark searches to determine whether we infringe patents or other proprietary rights held by third parties.

     If discovered that our products violated third-party proprietary rights, there can be no assurance that we would be able to obtain licenses to continue offering our products without substantial reengineering or that reengineering would be successful, that a license would be available on commercially reasonable terms, if at all, or that litigation could be avoided or settled without substantial expense and damage awards. Any claims against us relating to the infringement of third-party proprietary rights, even if without merit, could result in the expenditure of significant financial and managerial resources and in injunctions preventing us from distributing certain products.

     To license many of our products, we rely in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. As with other software products, our products are susceptible to unauthorized copying and uses that may go undetected, and policing unauthorized use is difficult. In general, our efforts to protect our intellectual property rights may not be effective to prevent misappropriation of our technology, or to prevent the development and design by others of products or technologies similar to or competitive with those we develop. Our failure or inability to protect our proprietary rights could materially adversely affect our business, financial condition and results of operations.

     We also rely on certain technology that we license from third parties, including software that is integrated with internally developed software and used in our products, to perform key functions. In the future, third-party technology licenses may not be available to us on commercially reasonable terms. The loss of any of these technologies could have a material adverse effect on our business, financial condition and results of operations.

CORPORATE HISTORY

     We originally operated as LAVA, L.L.C., a New Jersey limited liability company that was formed in July 1995. In November 1996, LAVA, L.L.C. merged into Digital Lava Inc., a Delaware corporation. We completed our initial public offering of common stock in February 1999.

HUMAN RESOURCES

     We currently have 72 full-time employees and two part time employees, including 17 in product development, 30 in customer service, 16 in sales and marketing and 11 in finance and administration. Employees are based at varying locations nationwide, but principally at our facilities in Marina del Rey, California.

     We have entered into an employment agreement with Robert Greene, our Chief Executive Officer, which expires in July 2002, and Joshua Sharfman, our President, which expires in December 2001. Mr. Greene currently receives an annual base salary of $300,000, and Mr. Sharfman currently receives an annual base salary of $263,000. None of our employees is subject to a collective bargaining agreement, and we believe that our relations with our employees are good. In March 2001, we reduced our workforce by 22%.

ITEM 2. PROPERTIES

     Our headquarters are located in Marina del Rey, California. We lease an aggregate of 24,698 square feet at a current monthly lease rate of $44,456.40. The lease agreement for this location is non-cancelable and terminates on August 30, 2005. We currently have the option to extend the lease agreement for an additional five-year period at the then current market value.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We did not submit any matters to a vote of our stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Price Range of Common Stock

     Our common stock is traded on the Nasdaq Small Cap Market under the symbol "DGLV." Prior to October 12, 2000, our common stock was traded on the American Stock Exchange under the symbol "DGV." Our common stock commenced trading on the American Stock Exchange on February 17, 1999. The following table sets forth, for the periods indicated, the high and low closing sales prices per share of our common stock as reported on the Nasdaq Small Cap Market or the American Stock Exchange, as applicable.

                                                                PRICE RANGE
                                                              ---------------
                                                               HIGH      LOW
                                                              ------    -----
2001
First Quarter...............................................  $ 3.69    $1.01
Second Quarter (through April 12)...........................  $ 1.11    $0.90

2000
First Quarter...............................................  $17.25    $4.63
Second Quarter..............................................  $12.00    $5.00
Third Quarter...............................................  $ 7.63    $4.75
Fourth Quarter..............................................  $ 5.13    $1.38

1999
First Quarter...............................................  $15.63    $5.00
Second Quarter..............................................  $13.31    $5.38
Third Quarter...............................................  $ 6.75    $3.56
Fourth Quarter..............................................  $ 7.00    $3.00

     From February 8, 2001 until March 22, 2001, trading in our common stock was halted on the Nasdaq Small Cap Market. Our common stock resumed trading on March 23, 2001. On February 8, 2001, we identified revenue recognition issues which related to our third quarter 2000 financial results and initiated an investigation. The Nasdaq halted trading on February 8, 2001, requesting additional information from us. On March 20, 2001, we furnished the Nasdaq with the results of the investigation. On March 23, 2001, our stock resumed trading.

     On April 12, 2001, the last reported sale price of our common stock on the Nasdaq Small Cap Market was $0.90 per share. As of April 12, 2000 , there were approximately 94 stockholders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

  Dividend Policy

     We currently intend to retain any earnings for use in our business and, therefore, we do not anticipate paying any cash dividends in the foreseeable future. We have never declared or paid any cash dividends on our capital stock. In the future, the decision to pay any cash dividends will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as our board of directors, in its sole discretion, may consider relevant. We are not under any contractual restrictions as to our present or future ability to pay dividends.

  Recent Sales of Unregistered Securities

     Between July 26, 2000 and July 31, 2000, we completed private placements of an aggregate of 2,500,000 shares of our common stock for aggregate gross proceeds of $10,000,000. Pursuant to an exemption under Regulation D of the Securities Act of 1933, as amended, the shares were not registered under the Securities Act. We agreed pursuant to a Registration Rights Agreement dated as of July 26, 2000 to use our best efforts to file a registration statement with respect to the resale of such shares, which was filed on September 12, 2000 and became effective on November 28, 2000. In connection with such private placements, we paid Sutro & Co. Incorporated, which acted as placement agent, discounts and commissions of $787,708 and issued to it a warrant to purchase 125,000 shares of common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with the Financial Statements and Notes thereto included in Item 7 of this Form 10-KSB. When used in the following discussion, the words "believes," "anticipates," "intends," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.

OVERVIEW

     We invested significant resources in sales, marketing, development, production and other operating activities during the year ended December 31, 2000. We believe that our success depends largely on building superior technology and quality into our products and services, extending our technological lead on the competition and developing brand recognition early in a product's life cycle. Accordingly, we will continue to allocate our resources to these activities in the near future. Despite allocating our resources to product development and marketing, growth in revenues may not be achieved in the future. In light of our limited operating history, rapid improvements in technology, and improvements in our marketing capabilities, we believe that period-to-period comparisons of our revenues and operating results, including our gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     We have incurred significant net losses and negative cash flows from operations since inception, and as of December 31, 2000, had an accumulated deficit of $29,833,315. We intend to continue to use our resources towards technology development, sales and marketing, and promotion. As a result, we believe that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

RESULTS OF OPERATIONS

     Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

  Revenues

     Revenues increased to $4,606,231 for the year ended December 31, 2000 from $1,488,045 for the year ended December 31, 1999. The increase of $3,118,186 or 209.55% was due to an increase in sales of $1,570,140 related to Publishing Services, $1,388,446 of software licenses mainly relating to licensing of our vPublisher(TM) software, which we began to sell in 2000, as well as $159,600 from product sales of the FireStream Encoding Station(TM). In addition, the increase in sales was also attributable to the addition of new customers while continuing to sell to existing customers. Software license revenues accounted for approximately 33.5% and 10.5% of revenues for the years ended December 31, 2000 and 1999, respectively. Publishing Services revenues accounted for approximately 63.0% and 89.5% of revenues for the years ended December 31, 2000 and 1999, respectively. Product sales revenue from our FireStream Encoding Station(TM) accounted for approximately 3.5% and 0.0% of revenues for the years ended December 31, 2000 and 1999, respectively. Although Publishing Services revenue continues to represent a majority of our revenue, Publishing Services decreased as a percentage of sales as a result of our change in mix of products due to our selling of vPublisher(TM) in 2000. One customer accounted for approximately 18.8% of revenue in 2000 and 55.0% of revenue in 1999. With our marketing focus on building the services revenue model, we anticipate that Publishing Services revenue will continue to account for a large share of revenues for the foreseeable future.

     Based on the results of a special investigation completed on March 19, 2001, which was conducted by a committee of our board of directors with the assistance of an independent accounting firm and outside counsel, we determined that it was necessary to revise our previously reported unaudited operating results due to revenue recognition issues related primarily to sales of FireStream Encoding Stations(TM) originally reported for the three and nine months ended September 30, 2000. Accordingly, we reversed $598,500 of our third quarter product sales revenue, decreased the related cost of product sales by $292,600 and recorded $292,600 as inventory as of September 30, 2000. These revisions are reflected in our Amended Quarterly Report on Form 10-QSB/A for the period ended September 30, 2000 as filed on March 22, 2001. Such reduction in revenues and related costs are also reflected as reductions for the full year 2000 in this Form 10-KSB.

  Cost of Revenues

     Cost of revenues consists primarily of the cost of materials, overhead, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues increased to $2,406,547, or 52.2% of revenues, for the year ended December 31, 2000 from $717,629, or 48.2% of revenues, for the year ended December 31, 1999. This increase was due to increased labor, benefits and overhead costs associated with the increase in services revenue during the quarter as well as the write-down of FireStream Encoding Station(TM) units by $345,200. The write-down in inventory reflects the reduction of the $585,200 carrying value of FireStream Encoding Station(TM) units to the estimated market value of $240,000, as sales of the Firestream Encoding Stations(TM) were significantly lower than our projections.

  Operating Costs and Expenses

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, fees for professional services and depreciation and amortization. Selling, general and administrative expenses increased to $9,800,082, or 212.8% of revenues, for the year ended December 31, 2000, from $6,398,872, or 430.0% of revenues, for the year ended December 31, 1999. The increase was primarily due to increasing the size of the sales force, tradeshow participation, additional personnel and professional fees required to build an infrastructure to support our products and anticipated growth.

     Research and Development Expenses. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses increased to $1,462,259, or 31.7% of revenues, for the year ended December 31, 2000 from $1,005,634, or 67.6% of revenues, for the year ended December 31, 1999 primarily due to increased staffing and labor costs.

     Other Income, Net. Other income, net includes income earned from the short-term investments of cash balances. Other income, net was $134,333 for the year ended December 31, 2000 compared to other income, net of $100,593 for the year ended December 31, 1999. The increase in other income, net was primarily due to the interest income from short-term investments and the reduction of interest expense that was due to the debt reduction in February 1999. Other income, net for the year ended December 31, 2000 was offset by a write down in a short-term investment of $110,000. Other income, net in 1999 includes amortization of premiums and discounts and gains and losses on sales of investments and interest expense related to our financing obligations.

     Extraordinary Item. For the year ended December 31, 1999, we recorded an extraordinary charge of $3,672,656 associated with the extinguishment of debt.

     Net Operating Loss Carryforwards. At December 31, 2000, we had available net operating loss carryforwards for federal and state purposes of approximately $17,305,000 and $11,411,000, respectively. The utilization of the loss carryforwards to reduce future income taxes is not considered likely and will depend upon our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. Federal net operating loss carryforwards expire from 2008 through 2019 and state net operating loss carryforwards expire from 2001 through 2005. The Internal Revenue Code of 1986 limits the maximum annual use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a corporation. As a result of our initial public offering, a change in ownership occurred which may substantially restrict our use of the net operating loss carryforwards for federal and state income tax purposes. Given the recent history of operating losses, deferred tax assets require full valuation allowance because we believe it is more likely than not that these assets will not be realized.

LIQUIDITY AND CAPITAL RESOURCES

     On February 22, 1999, we completed an initial public offering of 1,200,000 units, each consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,469. On March 30, 1999, we received aggregate proceeds of $1,711,011 and net proceeds of $1,513,567 from the underwriter's exercise of its over-allotment option of 113,312 units. During the period from completion of the initial public offering through December 31, 2000, we have used approximately (1) $4,489,000 of the proceeds to repay bridge notes, (2) $1,436,000 for product development expenses,
(3) $3,723,000 for sales and marketing expenses, (4) $1,906,000 for facilities and other capital expenditures, and (5) $4,196,000 for working capital and general corporate purposes.

     On July 31, 2000 we completed an offering of 2,500,000 shares of common stock for aggregate gross proceeds of $10,000,000 and net proceeds of $9,011,646.

     Net cash used in operating activities was $6,923,062 for the year ended December 31, 2000 as compared with $7,899,570 for the year ended December 31, 1999. The decrease in use of cash from operations resulted primarily from cash used to purchase inventory and an increase in accounts receivable, offset by an increase in accounts payable and accrued expenses and other current liabilities for the year ended December 31, 2000.

     Cash flows used in investing activities was $1,865,420 for the year ended December 31, 2000 as compared to cash used in investing activities of $4,477,564 for the year ended December 31, 1999. The decrease was primarily from the sale of short-term securities partially offset by the purchase of short-term securities.

     Net cash provided by financing activities was $9,389,535 for the year ended December 31, 2000 as compared to $13,054,272 for the twelve months ended December 31, 1999. The decrease was primarily due to the net proceeds received from the completion of our initial public offering and the underwriter's exercise of its over-allotment option in 1999, as compared to our private placement in 2000 which provided net proceeds of $9,011,646 along with the minor exercises of outstanding warrants and options that took place in 2000.

     We have incurred significant net losses since inception including net losses of $8,928,324 and $10,206,153 for the years ended December 31, 2000 and 1999, respectively, and have an accumulated deficit of $29,833,315 at December 31, 2000 and have incurred negative cash from operations since inception including use of cash in operating activities of $6,923,062 and $7,899,570 for the years ended December 31, 2000 and 1999, respectively. Furthermore, we expect to incur losses for at least the next year as anticipated sales volumes in the near term are not sufficient to cover cost of revenues and operating costs and expenses. These conditions raise substantial doubt about our ability to continue as a going concern.

     Based on our current operating plan, we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through the end of 2001. We reduced our staffing in March 2001 which resulted in the following headcount reductions by department: 3 in marketing, 5 in customer service, 7 in sales and 5 in development. Although these reductions will reduce our annual salary expenses by $1,508,000, our operating plan assumes we will achieve certain levels of revenues, gross profit and operating costs and expenses, which there can be no assurance that we will be able to achieve. Also, as discussed further in Note 2 to the Financial Statements included elsewhere herein, we currently hold an investment in a bond, which matured on January 15, 2001, with a major California electric utility company that has defaulted on its payments. There can be no assurance that we will be able to recover our full investment in this bond. If events or circumstances occur such that we are unable to meet our operating plan as expected, we may be required to seek additional capital and/or we will be forced to further reduce the level of expenditures, which could have a material adverse effect on our ability to achieve our intended business objectives and to continue as a going concern. We plan to seek additional financing and/or strategic investments. There can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended by SFAS 137 and 138, establishes methods of accounting and reporting for derivative instruments and hedging activities and is effective for all quarters and for all years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of SFAS 133 will not have a material impact on our financial statements.

CAUTIONARY STATEMENT

     Certain written and oral statements made or incorporated by reference from time to time by us or our representatives in this Form 10-KSB, other filings or reports with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Our management cautions you that forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.

ITEM 7. FINANCIAL STATEMENTS

     The information called for by this Item 7 is included following the "Index to Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item 9 is incorporated by reference from our definitive proxy statement for our 2001 annual meeting of stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 10 is incorporated by reference from our definitive proxy statement for our 2001 annual meeting of stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is incorporated by reference from our definitive proxy statement for our 2001 annual meeting of stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is incorporated by reference from our definitive proxy statement for our 2001 annual meeting of stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      3.1     Second Amended and Restated Certificate of Incorporation of
              Digital Lava (Incorporated by reference to Exhibit 3(a) to
              Digital Lava's Form 10-KSB for the year ended December 31,
              1999, filed on March 30, 2000)
      3.2     Amended and Restated Bylaws of Digital Lava (Incorporated by
              reference to Exhibit 3 to Digital Lava's Form 10-QSB for the quarter ended June 30, 2000, filed on August 14, 2000)
      4.1     Form of Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.2     Warrant Agreement (Incorporated by reference to Exhibit 4(b)
              to Digital Lava's Form SB-2 Registration Statement (No.
              333-66099))
      4.3     Representative's Warrant Agreement (Incorporated by
              reference to Exhibit 4(c) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.4     1996 Incentive and Non-Qualified Stock Option Plan
              (Incorporated by reference to Exhibit 4(d) to Digital Lava's
              Form SB-2 Registration Statement (No. 333-66099))
      4.5     Amendment No. 1 to 1996 Incentive and Non-Qualified Stock
              Option Plan, dated as of April 25, 2000 (Incorporated by
              reference to Exhibit 4.1 to Digital Lava's Form S-8 filed on
              September 22, 2000 (No. 333-46398))
      4.6+    Amendment No. 2 to 1996 Incentive and Non-Qualified Stock
              Option Plan, dated as of November 2, 2000
      4.7     Warrant Agreement dated as of September 30, 1996 between
              Digital Lava and Millennium Capital Management(1)
              (Incorporated by reference to Exhibit 4(e) to Digital Lava's
              Form SB-2 Registration Statement (No. 333-66099))
      4.8     Warrant Agreement dated as of September 30, 1996 between
              Digital Lava and Miracle Investments Co.(1) (Incorporated by
              reference to Exhibit 4(f) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      4.9     Registration Rights Agreement dated September 30, 1996
              between Digital Lava, Miracle Investments Co. and Millennium
              Capital Management (Incorporated by reference to Exhibit
              4(g) to Digital Lava's Form SB-2 Registration Statement (No.
              333-66099))
      4.10    Warrant Agreement dated November 1, 1996 between Digital
              Lava and Eilenberg & Zivian(1) (Incorporated by reference to
              Exhibit 4(h) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.11    Warrant Agreement dated January 27, 1997 between Digital
              Lava and Eilenberg & Zivian(1) (Incorporated by reference to
              Exhibit 4(i) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.12    Warrant Agreement dated May 30, 1997 between Digital Lava
              and certain investors and finders(1) (Incorporated by
              reference to Exhibit 4(j) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.13    Registration Rights Agreement dated May 30, 1997 between
              Digital Lava and certain investors and finders (Incorporated by reference to Exhibit 4(k) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.14    Letter Agreement dated October 6, 1998 between Digital Lava and certain investors (Incorporated by reference to Exhibit
              4(l) to Digital Lava's Form SB-2 Registration Statement (No.
              333-66099))
      4.15    Warrant Agreement dated July 11, 1997 between Digital Lava and certain investors and finders(1) (Incorporated by
              reference to Exhibit 4(m) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.16    Registration Rights Agreement dated July 11, 1997 between
              Digital Lava and certain investors and finders (Incorporated by reference to Exhibit 4(n) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.17    Warrant Agreement dated February 19, 1998 between Digital
              Lava and certain investors and finders(1) (Incorporated by reference to Exhibit 4(p) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.18    Registration Rights Agreement dated February 19, 1998
              between Digital Lava and certain investors and finders
              (Incorporated by reference to Exhibit 4(q) to Digital Lava's
              Form SB-2 Registration Statement (No. 333-66099))
      4.19    Amended and Restated Option Agreement dated as of May 1,
              1998 between Digital Lava, Judson Cooper and certain
              founders of Digital Lava(1) (Incorporated by reference to
              Exhibit 4(aa) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.20    Amended and Restated Option Agreement dated as of May 1,
              1998 between Digital Lava, E&Z Investments and certain
              founders of Digital Lava(1) (Incorporated by reference to
              Exhibit 4(ab) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.21    Letter Agreement dated July 15, 1998 between Digital Lava
              and certain investors and finders (Incorporated by reference to Exhibit 4(u) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.22    Letter Agreement dated July 16, 1998 between Digital Lava
              and certain investors and finders (Incorporated by reference to Exhibit 4(v) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.23    Letter Agreement dated July 29, 1998 between Digital Lava
              and certain investors and finders (Incorporated by reference to Exhibit 4(w) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      4.24    Warrant Agreement dated October 7, 1998 between Digital Lava and certain consultants (Incorporated by reference to
              Exhibit 4(x) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.25    Registration Rights Agreement dated October 7, 1998 between
              Digital Lava and certain consultants (Incorporated by
              reference to Exhibit 4(y) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.26    Letter Agreement dated October 7, 1998 between Digital Lava and certain investors (Incorporated by reference to Exhibit
              4(z) to Digital Lava's Form SB-2 Registration Statement (No.
              333-66099))
      4.27    Warrant Agreement dated September 18, 1998 between Digital
              Lava and United Resources Partners (Incorporated by
              reference to Exhibit 4(ac) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.28    Registration Rights Agreement dated September 18, 1998
              between Digital Lava and United Resources Partners
              (Incorporated by reference to Exhibit 4(ag) to Digital
              Lava's Form SB-2 Registration Statement (No. 333-66099))
      4.29    Warrant Agreement dated December 1, 1998 between Digital
              Lava and Schwartz Communications, Inc. (Incorporated by
              reference to Exhibit 4(o) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.30    Warrant Agreement dated December 7, 1998 between Digital
              Lava and certain investors (Incorporated by reference to
              Exhibit 4(ae) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
      4.31    Registration Rights Agreement dated December 7, 1998 between
              Digital Lava and certain investors (Incorporated by
              reference to Exhibit 4(af) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))
      4.32    Warrant Agreement dated January 7, 1999 between Digital Lava and certain investors (Incorporated by reference to Exhibit
              4(ad) to Digital Lava's Form SB-2 Registration Statement
              (No. 333-66099))
      4.33    Registration Rights Agreement dated as of July 26, 2000,
              between Digital Lava and certain investors (Incorporated by reference to Exhibit 1 to Digital Lava's Form 8-K filed on
              July 31, 2000)
      4.34    Common Stock Purchase Warrant dated July 31, 2000 between
              Digital Lava and Sutro & Co. Incorporated (Incorporated by
              reference to Exhibit 2 to Digital Lava's Form 8-K filed on
              July 31, 2000)
      4.35+   Warrant Agreement dated April 17, 2000 between Digital Lava and Eric Parsells
     10.1*    Employment Agreement dated September 1, 1998 between Digital
              Lava and Joshua D.J. Sharfman (Incorporated by reference to
              Exhibit 10(b) to Digital Lava's Form SB-2 Registration
              Statement (No. 333-66099))
     10.2*+   Employment Agreement dated June 21, 1999 between Digital
              Lava and Robert Greene
     10.3*    Consulting Agreement dated September 1, 1998 between Digital
              Lava and Roger Berman (Incorporated by reference to Exhibit
              10(c) to Digital Lava's Form SB-2 Registration Statement
              (No. 333-66099))
     10.4     Agreement dated January 8, 1998 between Digital Lava and
              RealNetworks, Inc. (Incorporated by reference to Exhibit
              10(h) to Digital Lava's Form SB-2 Registration Statement
              (No. 333-66099))
     10.5     Agreement dated April 1, 1998 between Digital Lava and
              RealNetworks, Inc. (Incorporated by reference to Exhibit
              10(i) to Digital Lava's Form SB-2 Registration Statement
              (No. 333-66099))

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.6     Software License Agreement dated March 31, 1997 between
              Digital Lava and Cinax Designs, Inc. (Incorporated by
              reference to Exhibit 10(j) to Digital Lava's Form SB-2
              Registration Statement (No. 333-66099))

---------------
 +  Filed herewith.

 *  Denotes a management contract or compensatory plan or arrangement.

(1) These agreements were entered into prior to the reverse split of Digital Lava's common stock and, therefore, do not reflect such reverse split.

     (b) Reports on Form 8-K

     We filed the following reports on Form 8-K during the fourth quarter of 2000:

          (1) On October 10, we announced that our common stock would begin trading on The Nasdaq Small Cap Market under the symbol "DGLV" beginning Thursday, October 12, 2000, and that our common stock would cease trading on the American Stock Exchange under the symbol "DGV" on Wednesday, October 11, 2000.

          (2) On November 7, 2000, we announced that we had increased the size of our board of directors to five directors and elected Mark Mangiola to serve as a director.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 22, 2001.

                                          DIGITAL LAVA INC.

                                          By:       /s/ ROBERT GREENE
                                            ------------------------------------
                                                       Robert Greene
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 22, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                  /s/ ROBERT GREENE                         Chairman and Chief Executive Officer
-----------------------------------------------------          (Principal Executive Officer)
                    Robert Greene

               /s/ BENNET LIENTZ, JR.                             Chief Financial Officer
-----------------------------------------------------   (Principal Financial and Accounting Officer)
                 Bennet Lientz, Jr.

                  /s/ ROGER BERMAN                                        Director
-----------------------------------------------------
                    Roger Berman

                 /s/ JOHN CARRINGTON                                      Director
-----------------------------------------------------
                   John Carrington

                  /s/ MARK MANGIOLA                                       Director
-----------------------------------------------------
                    Mark Mangiola

                 /s/ MICHAEL WHEELER                                      Director
-----------------------------------------------------
                   Michael Wheeler

                               DIGITAL LAVA INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Balance Sheet at December 31, 2000..........................  F-3
Statement of Operations for the years ended December 31,
  2000 and 1999.............................................  F-4
Statement of Stockholders' Equity/(Deficit) for the years
  ended December 31, 2000 and 1999..........................  F-5
Statement of Cash Flows for the years ended December 31,
  2000 and 1999.............................................  F-6
Notes to Financial Statements...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Digital Lava Inc.

     In our opinion, the financial statements listed in the accompanying index appearing on Page F-1 present fairly, in all material respects, the financial position of Digital Lava Inc. at December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has incurred significant losses since inception including losses of $8,928,324 and $10,206,153 for the years ended December 31, 2000 and 1999, respectively, has an accumulated deficit of $29,833,315 at December 31, 2000 and has incurred negative cash flows from operations since inception including cash used in operating activities of $6,923,062 and $7,899,570 for the years ended December 31, 2000 and 1999, respectively. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.




PricewaterhouseCoopers LLP
Orange County, California
April 12, 2001

                               DIGITAL LAVA INC.

                                 BALANCE SHEET

                                                              DECEMBER 31,
                                                                  2000
                           ASSETS                             ------------
Current Assets:
  Cash and cash equivalents.................................  $  1,309,084
  Short-term investments....................................     4,215,469
  Accounts receivable, less allowance for doubtful accounts
     of $114,035............................................     1,257,673
  Inventory.................................................       240,000
  Other current assets......................................       251,789
                                                              ------------
          Total current assets..............................     7,274,015
  Fixed assets, net.........................................     1,290,284
  Restricted cash...........................................       496,455
  Other assets..............................................        37,994
                                                              ------------
                                                              $  9,098,748
                                                              ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $    874,272
  Current portion of capital lease..........................        97,437
  Accrued expenses and other current liabilities............     1,187,281
  Deferred rent.............................................       303,668
  Deferred revenue..........................................       560,912
                                                              ------------
          Total current liabilities.........................     3,023,570
  Long term portion of capital lease obligations............       108,285
                                                              ------------
                                                                 3,131,855
Commitments and contingencies (Note 10)

Stockholders' equity:
  Preferred stock, $0.0001 par value; 5,000,000 shares
     authorized; none issued and outstanding................            --
  Common stock, $0.0001 par value; 35,000,000 shares
     authorized; 7,199,319 shares issued and outstanding....           719
  Additional paid-in capital................................    35,802,332
  Accumulated deficit.......................................   (29,833,315)
  Accumulated other comprehensive loss......................        (2,843)
                                                              ------------
          Total stockholders' equity........................     5,966,893
                                                              ------------
                                                              $  9,098,748
                                                              ============

   The accompanying notes are an integral part of these financial statements.

                               DIGITAL LAVA INC.

                            STATEMENT OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 2000            1999
                                                              -----------    ------------
Revenues:
  Services..................................................  $ 2,902,492    $  1,332,352
  Software licenses.........................................    1,544,139         155,693
  Product sales.............................................      159,600              --
                                                              -----------    ------------
          Total revenues....................................    4,606,231       1,488,045
                                                              -----------    ------------
Cost of revenues:
  Cost of services..........................................    1,941,096         712,280
  Cost of software licenses.................................       17,841           5,349
  Cost of product sales.....................................      447,610              --
                                                              -----------    ------------
          Total cost of revenues............................    2,406,547         717,629
                                                              -----------    ------------
          Gross profit......................................    2,199,684         770,416
                                                              -----------    ------------
Operating costs and expenses:
  Selling, general and administrative (includes non-cash
     stock compensation expense of $106,870 and $129,961,
     respectively)..........................................    9,800,082       6,398,872
  Research and development..................................    1,462,259       1,005,634
                                                              -----------    ------------
          Total operating costs and expenses................   11,262,341       7,404,506
                                                              -----------    ------------
          Loss from operations..............................   (9,062,657)     (6,634,090)
  Other income, net.........................................      134,333         100,593
                                                              -----------    ------------
          Loss before extraordinary item....................   (8,928,324)     (6,533,497)
  Extraordinary loss on extinguishment of debt..............           --      (3,672,656)
                                                              -----------    ------------
          Net loss..........................................  $(8,928,324)   $(10,206,153)
                                                              ===========    ============
Net loss available to common stockholders...................  $(8,928,324)   $(10,866,176)
                                                              ===========    ============
Basic and diluted loss per share:
  Loss before extraordinary item............................  $     (1.56)   $      (1.82)
  Extraordinary loss on extinguishment of debt..............           --            (.93)
                                                              -----------    ------------
Net loss....................................................  $     (1.56)   $      (2.75)
                                                              ===========    ============
Weighted average common shares used in basic and diluted
  loss per share............................................    5,730,605       3,950,935
                                                              ===========    ============

   The accompanying notes are an integral part of these financial statements.

                               DIGITAL LAVA INC.

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       SERIES A          SERIES B         SERIES B-1         SERIES C
                                     CONVERTIBLE        CONVERTIBLE       CONVERTIBLE       CONVERTIBLE
                                   PREFERRED STOCK    PREFERRED STOCK   PREFERRED STOCK   PREFERRED STOCK      COMMON STOCK
                                   ----------------   ---------------   ---------------   ---------------   ------------------
                                   SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT    SHARES     AMOUNT
                                   -------   ------   ------   ------   ------   ------   ------   ------   ---------   ------
Balance, December 31, 1998.......   88,584    $ 9      5,552    $--       930     $--      3,283    $--       131,524    $ 13
Conversion of preferred stock to
 common stock....................  (79,760)    (8)    (5,552)    --      (930)     --     (3,283)    --       907,156      91
Modification of series B and
 series C convertible preferred
 stock conversion rates..........       --     --         --     --        --      --         --     --        88,003       9
Dividend to series B and series C
 convertible preferred
 stockholders in connection with
 modification of conversion
 rates...........................       --     --         --     --        --      --         --     --            --      --
Series A convertible preferred
 stock contributed by founders...   (8,824)    (1)        --     --        --      --         --     --            --      --
Common stock contributed by
 founders........................       --     --         --     --        --      --         --     --       (11,028)     (1)
Conversion of notes payable, plus
 accrued interest, to common
 stock...........................       --     --         --     --        --      --         --     --       894,608      89
Issuance of common stock and
 warrants pursuant to public
 offering, net of expenses of
 $5,613,375......................       --     --         --     --        --      --         --     --     2,626,624     262
Issuance of common stock warrants
 for services....................       --     --         --     --        --      --         --     --            --      --
Comprehensive loss:
 Unrealized loss on available for
   sale securities...............       --     --         --     --        --      --         --     --            --      --
 Net loss........................       --     --         --     --        --      --         --     --            --      --
Total comprehensive loss.........       --     --         --                       --         --     --            --      --
                                   -------    ---     ------    ---      ----     ---     ------    ---     ---------    ----
Balance, December 31, 1999.......       --     --         --     --        --      --         --     --     4,636,887     463
Issuance of common stock net of
 expenses of $1,568,604..........       --     --         --     --        --      --         --     --     2,500,000     250
Exercise of common stock
 options.........................       --     --         --     --        --      --         --     --        31,830       3
Exercise of common stock
 warrants........................       --     --         --     --        --      --         --     --        30,602       3
Issuance of common stock warrants
 for services....................       --     --         --     --        --      --         --     --            --      --
Amortization of common stock
 warrants issued for services....       --     --         --     --        --      --         --     --            --      --
Comprehensive loss:
 Unrealized gain on available for
   sale securities...............       --     --         --     --        --      --         --     --            --      --
 Net loss........................       --     --         --     --        --      --         --     --            --      --
Total comprehensive loss.........       --     --         --     --        --      --         --     --            --      --
                                   -------    ---     ------    ---      ----     ---     ------    ---     ---------    ----
Balance, December 31, 2000.......       --    $--         --    $--        --     $--         --    $--     7,199,319    $719
                                   =======    ===     ======    ===      ====     ===     ======    ===     =========    ====

                                                                ACCUMULATED
                                                                   OTHER
                                   ADDITIONAL                     COMPRE-
                                     PAID-IN     ACCUMULATED      HENSIVE       DEFERRED
                                     CAPITAL       DEFICIT         LOSS       COMPENSATION      TOTAL
                                   -----------   ------------   -----------   ------------   ------------
Balance, December 31, 1998.......  $ 4,618,296   $(10,698,838)   $     --       $     --     $ (6,080,520)
Conversion of preferred stock to
 common stock....................          (83)            --                                          --
Modification of series B and
 series C convertible preferred
 stock conversion rates..........      660,014             --                                     660,023
Dividend to series B and series C
 convertible preferred
 stockholders in connection with
 modification of conversion
 rates...........................     (660,023)            --                                    (660,023)
Series A convertible preferred
 stock contributed by founders...            1             --                                          --
Common stock contributed by
 founders........................            1             --                                          --
Conversion of notes payable, plus
 accrued interest, to common
 stock...........................    5,363,123             --                                   5,363,212
Issuance of common stock and
 warrants pursuant to public
 offering, net of expenses of
 $5,613,375......................   16,109,774             --                                  16,110,036
Issuance of common stock warrants
 for services....................      146,889             --                    (16,928)         129,961
Comprehensive loss:
 Unrealized loss on available for
   sale securities...............           --             --     (15,014)            --          (15,014)
 Net loss........................           --    (10,206,153)         --             --      (10,206,153)
                                                                                             ------------
Total comprehensive loss.........           --             --          --             --      (10,221,167)
                                   -----------   ------------    --------       --------     ------------
Balance, December 31, 1999.......   26,237,992    (20,904,991)    (15,014)       (16,928)       5,301,522
Issuance of common stock net of
 expenses of $1,568,604..........    9,011,396             --          --             --        9,011,646
Exercise of common stock
 options.........................      211,236             --          --             --          211,239
Exercise of common stock
 warrants........................      251,766             --          --             --          251,769
Issuance of common stock warrants
 for services....................       89,942             --          --        (89,942)              --
Amortization of common stock
 warrants issued for services....           --             --          --        106,870          106,870
Comprehensive loss:
 Unrealized gain on available for
   sale securities...............           --             --      12,171             --           12,171
 Net loss........................           --     (8,928,324)         --             --       (8,928,324)
                                                                                             ------------
Total comprehensive loss.........           --             --          --             --       (8,916,153)
                                   -----------   ------------    --------       --------     ------------
Balance, December 31, 2000.......  $35,802,332   $(29,833,315)   $ (2,843)      $     --     $  5,966,893
                                   ===========   ============    ========       ========     ============

   The accompanying notes are an integral part of these financial statements.

                               DIGITAL LAVA INC.

                            STATEMENT OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                 2000            1999
                                                              -----------    ------------
Cash flows used in operating activities:
  Net loss..................................................  $(8,928,324)   $(10,206,153)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
     Extraordinary loss on extinguishment of debt...........           --       3,672,656
     Deferred revenues......................................      281,728          92,275
     Deferred costs.........................................      (42,407)             --
     Depreciation and amortization..........................      461,293         141,399
     Allowance for doubtful accounts........................      114,035              --
     Loss realized on a write down of a short-term
       investment...........................................      110,000              --
     Amortization of debt discount..........................           --         130,758
     Compensation from grant of non-employee stock options
       and warrants.........................................      106,870         129,961
  Changes in assets and liabilities affecting operating cash flows:
     Accounts receivable....................................     (197,019)       (970,493)
     Other assets...........................................      132,882        (350,079)
     Inventory..............................................     (240,000)             --
     Accounts payable.......................................      687,910        (512,384)
     Accrued interest.......................................           --        (523,952)
     Accrued expenses and other current liabilities.........      578,255         204,489
     Deferred rent..........................................       11,715         291,953
                                                              -----------    ------------
Net cash used in operating activities.......................   (6,923,062)     (7,899,570)
                                                              -----------    ------------
Cash flows used in investing activities:
  Purchase of short term investments........................  (10,742,029)    (11,619,279)
  Sale of short term investments............................    9,385,018       8,647,978
  Restricted cash...........................................      (10,000)       (486,455)
  Acquisition of fixed assets...............................     (498,409)     (1,019,808)
                                                              -----------    ------------
Net cash used in investing activities.......................   (1,865,420)     (4,477,564)
                                                              -----------    ------------
Cash flows from financing activities:
  Payments on capital lease obligations.....................      (85,119)        (20,757)
  Proceeds from exercise of common stock options............      211,239              --
  Proceeds from exercise of common stock warrants...........      251,769              --
  Repayment of notes payable................................           --      (3,923,500)
  Proceeds from issuance of common stock....................   10,000,000      19,831,011
  Cost of common stock issuance.............................     (988,354)     (2,832,482)
                                                              -----------    ------------
Net cash provided by financing activities...................    9,389,535      13,054,272
                                                              -----------    ------------
Net increase in cash and cash equivalents...................      601,053         677,138
Cash and cash equivalents at beginning of period............      708,031          30,893
                                                              -----------    ------------
Cash and cash equivalents at end of period..................  $ 1,309,084    $    708,031
                                                              ===========    ============

   The accompanying notes are an integral part of these financial statements.

                               DIGITAL LAVA INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. NATURE OF BUSINESS

     Digital Lava Inc., a Delaware corporation (the "Company" or "Digital Lava"), is a provider of hardware and software products and services related to the integration of text, data, voice, video, web links and other rich mixed media content ("content") used to create an interactive software presentation for corporate training, communications, research and other applications. Digital Lava's current product lines include Digital Lava View, vPublisher(TM), HotFoot for PowerPoint(TM) and FireStream Encoding Station(TM). Digital Lava View is a proprietary viewer that allows the user to access the content published in the Digital Lava format. vPublisher(TM) is a proprietary authoring software tool that allows the integration of content into an interactive desktop application published in the Digital Lava format, which is accessed by using the viewer, Digital Lava View, and can be deployed on the Internet, intranet, CD-ROM or a hybrid of CD-ROM and the Internet. Digital Lava also provides services to clients by publishing their content using the Company's proprietary vPublisher(TM) software. HotFoot for PowerPoint(TM) allows users to add streaming audio to Microsoft PowerPoint presentations and deliver them electronically to single or multiple recipients via email or hosting. FireStream Encoding Station(TM) allows users to encode media from a single source into multiple formats and bit rates simultaneously and in real time.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Liquidity and capital resources

     The Company has incurred significant net losses since inception including net losses of $8,928,324 and $10,206,153 for the years ended December 31, 2000 and 1999, respectively, has an accumulated deficit of $29,833,315 at December 31, 2000 and has incurred negative cash from operations since inception including use of cash in operating activities of $6,923,062 and $7,899,570 for the years ended December 31, 2000 and 1999, respectively. Furthermore, the Company expects to continue to incur losses for at least the next year as anticipated sales volumes in the near term are not sufficient to cover the Company's cost of revenues and operating costs and expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     To date, the Company has funded its operational and capital needs primarily through the net proceeds received from its initial public offering in 1999 as well as other equity and debt financing (Note 7). At December 31, 2000, the Company had total cash and cash equivalents, short-term investments, and restricted cash of $6,021,008 and has no credit lines available. Based on the Company's current operating plan, management believes that existing cash, cash equivalents and short-term investment balances will be sufficient to meet the Company's working capital requirements approximately through the end of 2001. However, the Company's operating plan assumes the Company will achieve certain levels of revenues, gross profit and operating costs and expenses, as to which there can be no assurance that the Company will be able to achieve. Also, as discussed further below, the Company holds an investment in a bond, which matured on January 15, 2001, with a major California electric utility company that has defaulted on its payments. Such bond is carried at $440,000 in short-term investments at December 31, 2000, which reflects an impairment of $110,000. There can be no assurance that the remaining carrying value of this investment will be recovered. In addition, if events or circumstances occur such that the Company is unable to achieve its operating plan as expected, the Company may be required to seek additional capital and/or be forced to reduce its level of expenditures, which could have a material adverse effect on the Company's ability to achieve its intended business objectives and to continue as a going concern. The Company plans to seek additional financing and/or strategic investments, however, there can be no assurance that any additional financing or strategic investments will be available on acceptable terms, if at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

     The Company's financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, the financial statements do not include any adjustments relating to the

                               DIGITAL LAVA INC.

recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year's presentation.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used for, but not limited to, the write-down of a bond with a major California electric utility company to its estimated realizable value, inventory valuation allowance, allowance for doubtful accounts, depreciation and amortization and contingencies. Actual results could differ from those estimates.

  Cash and cash equivalents

     Digital Lava considers all highly liquid investments purchased with an initial maturity of 90 days or less to be cash equivalents and investments with original maturities of greater than 90 days to be short-term investments. At December 31, 2000, cash equivalents consisted of money market funds and totaled $1,204,065.

  Short-term investments

     Digital Lava accounts for short-term investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities, which have readily determinable fair values, and all investments in debt securities. Digital Lava's short-term investments are classified as available-for-sale under SFAS 115 and are reported at fair value. The net unrealized gains or losses on these investments are reported as a separate component of stockholders' equity (deficit), net of tax. When declines in the fair value are considered other-than-temporary, the Company reduces the carrying amount and records the decline in the statement of operations. At December 31, 2000, available-for-sale securities comprised medium and short-term notes of $4,215,469 with maturity dates ranging from January 15, 2001 to April 9, 2001.

     Included in short-term investments at December 31, 2000 is a bond, with a $550,000 maturity value, of a major California electric utility company which has defaulted on payments and has been downgraded by major bond rating agencies. Digital Lava has written down the bond to its estimated realizable value of $440,000 as the decline in value is considered to be other-than-temporary. Such write-down was $110,000 and is included in other income, net for the year ended December 31, 2000.

  Fair value of financial instruments

     The carrying amounts of Digital Lava's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other current liabilities approximates fair value due to their short maturities. The fair values of Digital Lava's capital lease obligations, including current maturities, are estimated using discounted cash flow analyses based on the estimated current incremental borrowing rates for similar types of capital leases. The carrying amount of Digital Lava's capital lease obligations at December 31, 2000 approximates fair value.

                               DIGITAL LAVA INC.

  Concentration of credit risk

     Financial instruments which potentially subject Digital Lava to concentration of credit risk consists primarily of cash, to the extent balances exceed limits that are insured by the Federal Deposit Insurance Corporation, short-term investments and accounts receivable. Digital Lava places its short-term investments in short-term notes. Digital Lava, by policy, attempts to limit the amount of credit exposure through diversification and investment in highly rated securities. Digital Lava maintains an allowance for doubtful accounts receivable based upon expected collectibility and generally does not require collateral. Digital Lava has recorded an allowance for doubtful accounts of $114,035 at December 31, 2000.

  Property and equipment

     Property and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated useful lives of the assets, which are six years for furniture and fixtures and three years for equipment. Capital leases and leasehold improvements are amortized over the shorter of the useful life or the term of the related lease. Upon retirement or sale, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operations. Maintenance and repairs are charged to operations as incurred.

  Long-lived assets

     Long-lived assets and intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparison of the asset's carrying amount to future net undiscounted cash flows the asset is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the projected discounted future net cash flows arising from the asset.

  Revenue recognition

     The Company has adopted the provisions of the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements", which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in the financial statements filed with the SEC. The adoption of SAB 101 had no material impact on the financial statements.

     Service revenues, which consist primarily of short-term professional service contracts for rich mixed media publishing services, are recorded when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, Digital Lava's fee is fixed and determinable, and collectibility is probable. Costs associated with professional service contracts, such as salaries and materials, are deferred until the related revenue is recognized.

     The Company records software license revenue, which consists primarily of vPublisher(TM) software licenses, in accordance with AICPA Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition", when all the following criteria are met: persuasive evidence of an arrangement exists, delivery or performance has occurred, Digital Lava's fee is fixed and determinable, and collectibility is probable. In addition, for contracts with obligations for delivery of multiple products, services and maintenance, revenue is allocated to each component of the contract based on vendor specific objective evidence of fair value, which is specific to Digital Lava.

                               DIGITAL LAVA INC.

     The Company recognizes revenue from product sales, which consists of sales of FireStream Encoding Stations(TM), when all the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, Digital Lava's price is fixed and determinable, and collectibility is probable.

     Deferred revenue, which primarily relates to publishing services and software licenses, represents up-front cash payments or amounts billed in accordance with the contract, for which the related revenue has not be recognized.

  Software development costs

     Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility has been established. After technological feasibility is established, any additional costs would be capitalized. Through December 31, 2000, software development has been substantially completed concurrently with the establishment of technological feasibility and, accordingly, no costs have been capitalized.

  Research and development

     Research and development activities are expensed as incurred.

  Advertising

     The Company expenses advertising costs as incurred. Advertising costs were $383,084 and nil for the years ended December 31, 2000 and 1999, respectively, and are included in selling, general, and administrative expenses.

  Inventory

     Inventory is valued at the lower of cost, based on the first-in, first-out basis, or market value. Inventory consisted of FireStream Encoding Station(TM) finished goods at December 31, 2000 and is net of a valuation allowance of $345,200 to reduce inventory to its estimated market value. Included in cost of sales for the year ended December 31, 2000 was an expense related to the write-down.

  Income taxes

     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences affecting Digital Lava's tax liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is considered more likely than not that some or all of resulting deferred tax assets will not be realized.

  Stock-based compensation

     As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", Digital Lava accounts for its stock-based compensation arrangements pursuant to Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost is recognized based on the difference, if any, on the measurement date between the fair value of Digital Lava's common stock and the amount an employee must pay to acquire the common stock.

     Digital Lava accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the award in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") Abstract No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

                               DIGITAL LAVA INC.

  Segment reporting

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to disclose certain segment information used by management for making operating decisions and assessing performance. Management has determined that Digital Lava operated within one discrete reportable business segment for the years ended December 31, 2000 and 1999.

     Revenue by geographical area for the years ended December 31, 2000 and 1999 was as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                         2000          1999
                                                      ----------    ----------
United States of America............................  $4,151,708    $1,441,637
Asia................................................     454,523        46,408
                                                      ----------    ----------
          Total.....................................  $4,606,231    $1,488,045
                                                      ==========    ==========

     For the years ended December 31, 2000 and 1999, one customer accounted for approximately 19% and 55% of revenues and another customer accounted for $257,986 or 21% of accounts receivable at December 31, 2000. No other customers accounted for more than 10% of revenues for the years ended December 31, 2000 and 1999 or accounts receivable at December 31, 2000.

  Comprehensive loss

     SFAS 130, "Reporting Comprehensive Income" established standards for the reporting and display of comprehensive income and its components. The disclosures required by SFAS 130 have been included in the statement of stockholders' equity (deficit). The difference between net loss and comprehensive loss for the years ended December 31, 2000 and 1999 represented unrealized gain (loss) on available-for-sale securities.

  Loss per share

     Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through the exercise of stock options and warrants. Because their effects are anti-dilutive, diluted EPS for the years ended December 31, 2000 and 1999 exclude the effects of the following:

                                                        YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                           2000          1999
                                                        ----------    ----------
Stock options outstanding.............................  1,311,549       860,170
Warrants to purchase common stock.....................  2,699,458     2,272,575
                                                        ---------     ---------
          Total.......................................  4,011,007     3,132,745
                                                        =========     =========

     Net loss available to common stockholders represents net loss for the years ended December 31, 2000 and 1999 increased in 1999 by a non-cash deemed dividend of $660,023 recorded in February 1999 to then holders of series B and C convertible preferred stock in conjunction with the change in conversion rates of such shares (Note 7).

  Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes methods of accounting and reporting for derivative instruments and hedging activities and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the

                               DIGITAL LAVA INC.

statement of financial position and measure those instruments at fair value. The adoption of SFAS 133 will not have a material impact on the Company's financial statements.

 3. FIXED ASSETS, NET

     Fixed assets, net comprised the following:

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
Furniture and fixtures..................................   $  532,017
Equipment...............................................    1,220,500
Leasehold improvements..................................      263,592
                                                           ----------
                                                            2,016,109
Less: Accumulated depreciation and amortization.........     (725,825)
                                                           ----------
                                                           $1,290,284
                                                           ==========

     At December 31, 2000, property and equipment acquired under capital leases includes furniture and fixtures of approximately $276,610 and accumulated amortization of $100,824, and equipment of $34,988 and accumulated amortization of $15,550.

 4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities comprised the following:

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
Wages and benefits payable..............................   $  407,806
Accrued professional fees...............................      287,191
Other accrued liabilities...............................      492,284
                                                           ----------
                                                           $1,187,281
                                                           ==========

 5. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2000 and 1999, the Company received ongoing consulting and legal services from certain stockholders, which totaled $159,601 and $588,829, respectively, of which $2,027 is included in accounts payable at December 31, 2000.

     In conjunction with a 1999 employment agreement, Digital Lava entered into a $230,000 unsecured, non-interest bearing note receivable from an officer, which is included in other current assets at December 31, 2000. The note is due in full upon termination of employment if such termination occurs prior to July 1, 2001. If termination of employment does not occur prior to July 1, 2001, the note will be forgiven. The note is being reduced and recorded as compensation expense ratably over the life of the note. Accumulated amortization at December 31, 2000 was $159,232, of which $141,540 and $17,692 was amortized to general and administrative expense for the years ended December 31, 2000 and 1999, respectively. Imputed interest, as determined based on an interest rate of 9%, for the year ended December 31, 2000, is considered immaterial.

 6. EXTINGUISHMENT OF DEBT

     For the year ended December 31, 1999, Digital Lava recorded an extraordinary loss of $3,672,656 on extinguishment of certain promissory notes issued from 1996 to 1998. The extraordinary loss was based on the difference between (a) cash paid plus the value of common stock issued, offset by the value of certain warrants acquired and cancelled and (b) the book value of debt, related issuance costs and accrued interest

                               DIGITAL LAVA INC.

extinguished. Digital Lava repaid the remaining principal amount of notes not extinguished, upon the consummation of Digital Lava's initial public offering (Note 7).

 7. STOCKHOLDERS' EQUITY (DEFICIT)

  Private placement

     On July 31, 2000, Digital Lava completed the sale of 2,500,000 shares of its common stock in an unregistered offering to selected accredited investors, resulting in proceeds, net of cash expenses of $988,354, of $9,011,646. As partial compensation for placement agent services, Digital Lava granted Sutro & Company a warrant to purchase up to 125,000 shares of Digital Lava's common stock at an exercise price of $4.00 per share. The warrant is exercisable at any time prior to July 30, 2007 and no exercise had occurred as of December 31, 2000. The value of such warrant at the date of grant of $580,250 was determined using the Black-Scholes model and was reflected as a non-cash offering expense.

  Underwritten initial public offering

     On February 22, 1999, Digital Lava completed an underwritten initial public offering ("IPO") of 1,200,000 units at a price of $15.10 per unit. Each unit consisted of two shares of common stock, at a price of $7.50 per share, and a redeemable warrant, at a price of $0.10 per warrant, to purchase one share of common stock. Proceeds, net of discounts and commissions of $1,514,832, and cash offering expenses paid of $2,008,699, totaled $14,596,469. In addition, on March 30, 1999 the underwriter exercised its over-allotment option to purchase an additional 113,312 units for total proceeds, net of discounts and commissions of $143,136, and cash offering expenses paid of $54,308, of $1,513,567. The warrants are exercisable through February 2004 at an exercise price of $9.00 per share of common stock, subject to adjustment for stock dividends, stock splits, combinations or reclassifications of common stock. In addition, the warrants are redeemable at the option of Digital Lava upon certain conditions, in whole and not in part, at $0.10 per warrant. The warrants are redeemable only if the average closing price of common stock equals or exceeds $19.95 for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day prior to the date of notice of redemption.

     Upon the closing of the IPO, the underwriter purchased from Digital Lava warrants to acquire 240,000 shares of common stock at an exercise price of $12.38 per share of common stock, subject to the same adjustments as discussed above. In addition, Digital Lava issued 120,000 redeemable common stock purchase warrants at an exercise price of $0.17 per warrant. The warrant purchased is exercisable at an exercise price of $9.00 per share of common stock. The redeemable common stock purchase warrants are subject to the same terms of redemption as discussed above for redeemable warrants issued in the IPO. The warrants are exercisable for four years commencing February 22, 2001. The total estimated value, based on the Black-Scholes model, of the redeemable warrants granted to the underwriter of $1,892,400 was reflected as non-cash offering expenses related to the IPO.

     In conjunction with the completion of the IPO, Digital Lava cancelled 8,824 shares of series A convertible preferred stock (which converted to 88,222 shares of common stock) and 11,028 shares of common stock returned by certain officers of Digital Lava. This resulted in the cancellation of 99,250 shares of common stock and was recorded as contributed capital.

     In conjunction with the IPO and extinguishment of certain promissory notes (Note 6), Digital Lava issued 849,600 shares of common stock at a price of $7.50 per share in exchange for (1) the cancellation of one half of the then face value of certain promissory notes and accrued but unpaid interest and (2) all warrants then outstanding that were initially issued in conjunction with these promissory notes. In addition, Digital Lava reacquired warrants issued in conjunction with certain other promissory notes in exchange for 45,008 shares of common stock.

                               DIGITAL LAVA INC.

  Preferred stock

     Upon completion of Digital Lava's IPO, all shares of Digital Lava's convertible preferred stock converted into common stock of Digital Lava. This transaction was reflected in 1999 as follows:

     Conversion of series A and B-1 convertible preferred stock

          Each share of Digital Lava's series A and B-1 convertible preferred stock outstanding converted into 797,613 and 20,400 shares of common stock, respectively.

     Conversion of series B and C convertible preferred stock

          In conjunction with the completion of the IPO, Digital Lava changed the conversion rate for series B and C convertible preferred stock. As such, each share of Digital Lava's series B and C convertible preferred stock outstanding converted into 113,560 and 63,586 shares of common stock, respectively. The value based on the IPO price of the 88,003 incremental common shares issued to Series B and C preferred holders resulting from the change in conversion rates was recorded as a dividend to the preferred stockholders in the amount of $660,023.

  Warrants issued to consultants

     During 1999 and 2000, Digital Lava entered into various consulting agreements over terms ranging from nine months to one year. In conjunction with these agreements, Digital Lava issued warrants to purchase 30,000 shares of common stock at exercise prices ranging from $3.56 to $5.88 per share of common stock. The warrants are exercisable at any time prior to dates ranging from August 2004 to April 2005. The total value of the warrants at the time of issuance, as determined using the Black-Scholes model, was $89,942 and $146,889, for the years ended December 31, 2000 and 1999, respectively, of which $106,870 and $129,961, respectively, was amortized to general and administrative expense over the term of the related consulting agreement for the years ended December 31, 2000 and 1999.

  Shares issuable upon exercise of warrants

     The Company has issued warrants in conjunction with (1) promissory notes,
(2) certain consulting agreements and (3) equity financings. Certain of these warrants have been amended or adjusted for (a) anti-dilution provisions resulting from the issuance of equity securities at prices below the previously issued warrants' exercise prices, (b) waiving the acceleration of the maturity date or extending the maturity date of previously issued promissory notes and
(c) conversion of warrants to purchase series A convertible preferred stock to warrants to purchase common stock, due to the conversion of convertible preferred stock to common stock.

                               DIGITAL LAVA INC.

     The following table is a summary of all common shares issuable upon exercise of warrants outstanding as of December 31, 2000 and the related weighted average exercise price per common share:

                                                         COMMON
                                                         SHARES       WEIGHTED
                                                        ISSUABLE      AVERAGE
                                                          UPON        EXERCISE
                   EXPIRATION DATE                      EXERCISE       PRICE
                   ---------------                     -----------    --------
January 2003.........................................      86,650     $ 6.6363
May 2003.............................................      34,289     $11.4240
July 2003............................................       6,700     $ 6.6102
December 2003........................................     306,021     $ 8.4431
February 2004........................................   1,794,683     $ 8.3727
March 2004...........................................     129,688     $ 7.8636
August 2004..........................................      10,000     $ 3.5625
February 2005........................................      22,041     $ 6.1250
April 2005...........................................      20,000     $ 5.8750
May 2005.............................................      30,943     $ 6.5003
June 2005............................................       1,484     $ 6.6102
July 2005............................................       3,216     $ 6.7009
September 2006.......................................      81,297     $ 8.6129
November 2006........................................      12,712     $ 5.9150
January 2007.........................................      12,711     $ 5.9150
July 2007............................................     125,000     $ 4.0000
December 2008........................................      22,023     $ 4.0873
                                                       -----------
          Total......................................   2,699,458     $ 8.0024
                                                       ===========

 8. EMPLOYEE BENEFITS 1996 STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan (the "1996 Option Plan") permits the grant of both incentive stock options designed to qualify under the Internal Revenue Code Section 422 and non-qualified stock options. Incentive stock options may only be granted to employees of the Company whereas non-qualified stock options may be granted to non-employees, directors and consultants. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the 1996 Option Plan. Each option, once vested, allows the optionee the right to purchase one share of the Company's common stock. The board of directors determines the exercise price of the options; options granted to date generally vest 25% per year over four years and expire ten years from the date of grant. Compensation expense equal to the difference between the fair market value of the Company's common stock at the measurement date and the exercise price of the options, if any, is recognized ratably over the vesting period.

                               DIGITAL LAVA INC.

     Stock option activity for the years ended December 31, 2000 and 1999 is summarized as follows:

                                                                     OPTIONS OUTSTANDING
                                                                -----------------------------
                                           OPTIONS AVAILABLE                 WEIGHTED AVERAGE
                                             FOR ISSUANCE        SHARES       EXERCISE PRICE
                                           -----------------    ---------    ----------------
Balance at December 31, 1998.............        190,382           59,618         $9.14
  Additional authorization...............        750,000               --         $  --
  Granted................................       (827,448)         827,448         $5.50
  Canceled...............................         26,896          (26,896)        $6.08
                                               ---------        ---------
Balance at December 31, 1999.............        139,830          860,170         $5.73
  Additional authorization...............      1,000,000               --         $  --
  Granted................................       (616,300)         616,300         $6.31
  Exercised..............................             --          (31,830)        $6.64
  Canceled...............................        133,091         (133,091)        $5.77
                                               ---------        ---------
Balance at December 31, 2000.............        656,621        1,311,549         $5.98
                                               =========        =========

     The following table summarizes information concerning currently outstanding and exercisable stock options for the 1996 Stock Option Plans as of December 31, 2000.

                                                                   OPTIONS EXERCISABLE AT
                    OPTIONS OUTSTANDING AT DECEMBER 31, 2000         DECEMBER 31, 2000
                 -----------------------------------------------   ----------------------
                                   WEIGHTED                                      WEIGHTED
                                   AVERAGE           WEIGHTED                    AVERAGE
   RANGE OF        NUMBER         REMAINING          AVERAGE         NUMBER      EXERCISE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    PRICE
---------------  -----------   ----------------   --------------   -----------   --------
$2.38 - $4.63       176,413          9.0              $3.49           46,202      $3.53
$5.00 - $6.88     1,032,627          9.0              $6.22          248,632      $5.94
$7.13 - $9.14       102,509          7.9              $7.83          100,509      $7.83
                  ---------                                          -------
                  1,311,549                                          395,343
                  =========                                          =======

     The number of options exercisable as of December 31, 1999 was 183,969.

     Pro forma information regarding net income or loss is required by SFAS No.
123. For purposes of pro forma disclosure, the estimated fair values of the options are amortized to expense over the options' vesting period. Had compensation cost for these options been determined pursuant to SFAS No. 123, the difference between the Company's net loss as reported and as adjusted for the compensation costs for the years ended December 31, 2000 and 1999 would be as follows:

                                                           YEAR ENDED
                                                           DECEMBER 31
                                                   ---------------------------
                                                      2000            1999
                                                   -----------    ------------
Net loss
  As reported....................................  $(8,928,324)   $(10,206,153)
  Pro Forma......................................   (9,952,804)    (10,573,725)
Basis and diluted loss per share
  As reported....................................  $     (1.56)   $      (2.75)
  Pro Forma......................................        (1.74)          (2.84)

     The fair value of each stock option grant has been estimated pursuant to SFAS No. 123 on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of options granted for the years

                               DIGITAL LAVA INC.

ended December 31, 2000 and 1999 were $4.52 and $4.10, respectively. Weighted average assumptions used for options granted during the years ended December 31, 2000 and 1999 were as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Risk free interest rate.....................................  6.18%   4.83%
Volatility..................................................   100%     95%
Expected lives (years)......................................     5       5
Expected dividends..........................................    --      --

 9. INCOME TAXES

     No provision for income taxes was recorded for the years ended December 31, 2000 and 1999, as the Company incurred net losses during the period and realization of the related loss carryforwards are not considered likely. The reported provision for income taxes differs from the amount computed by applying the U.S. statutory federal income tax rate of 34 percent to loss before extraordinary items and income taxes as follows:

                                                     YEAR ENDED DECEMBER 31,
                                           --------------------------------------------
                                              2000          %         1999          %
                                           -----------    -----    -----------    -----
Provision computed at statutory rate.....  $(1,125,000)   (34.0)   $(2,221,000)   (34.0)
Increase (decrease) resulting from:
  State tax, net of federal benefit......     (182,000)    (5.5)      (353,000)    (5.4)
  Tax credits............................     (205,000)    (6.2)       (65,000)    (1.0)
  Other..................................       86,000      2.6        825,000     12.6
  Change in valuation allowance..........    1,426,000     43.1      1,814,000     27.8
                                           -----------    -----    -----------    -----
                                           $         0        0%   $         0        0%
                                           ===========    =====    ===========    =====

     Deferred tax assets and liabilities comprised the following:

                                                              DECEMBER 31,
                                                                  2000
                                                              ------------
Net operating loss carryforwards............................   $6,570,000
Depreciation................................................      211,000
Accruals....................................................      170,000
Research and development costs capitalized for tax..........    1,027,000
Research credit carryforwards...............................      375,000
Other.......................................................      277,000
                                                               ----------
Gross deferred tax assets...................................    8,630,000
Less valuation allowance....................................   (8,630,000)
                                                               ----------
Deferred tax assets net of valuation allowance..............   $        0
                                                               ==========

     The change in the valuation allowance for the years ended December 2000 and 1999 was $1,426,000 and $3,246,000, respectively. The 1999 change in valuation allowance includes $1,432,000 related to the extraordinary loss on extinguishment of debt.

     Because of the "change of ownership" provision of the Tax Reform Act of 1986, utilization of the Company's net operating loss and research credit carryforwards are subject to an annual limitation against income in future periods. As a result of the annual limitation, a portion of these carryforwards may expire before ultimately becoming available to reduce future tax liabilities.

                               DIGITAL LAVA INC.

     As of December 31, 2000, the Company had net operating loss carryforwards for federal and state purposes of $17,305,000 and $11,441,000, respectively. Federal net operating loss carryforwards expire from 2008 through 2019 and state net operating loss carryforwards expire from 2001 through 2005. Given the recent history of operating losses, deferred tax assets require full valuation allowance because management believes it is more likely than not that these assets will not be realized. Accordingly, the accompanying statement of operations includes no deferred benefit for income taxes.

10. COMMITMENTS AND CONTINGENCIES

  Operating leases

     During 2000, the Company entered into a non-cancelable capital lease for furniture and equipment, which expires in February 2003. Under the terms of this agreement, Digital Lava entered into a letter of credit as collateral for the lease. Restricted cash of $10,000 invested in a certificate of deposit at December 31, 2000 collateralized that letter of credit.

     During 1999, Digital Lava entered into a non-cancelable operating lease for its facility, which expires in August 2005. Under the terms of the lease, Digital Lava may extend the term of the lease for an additional five-year period at the then current fair market value. Under the terms of this agreement, Digital Lava entered into a letter of credit as collateral for the lease. Restricted cash of $350,000 invested in a certificate of deposit as of December 31, 2000 collateralized that letter of credit. As part of the facility transition, the former operating lease was retired at a cost of $40,880 which was charged to rent expense in 1999. Rent expense under operating leases was $644,010 and $229,804 for the years ended December 31, 2000 and 1999, respectively.

     During 1999, Digital Lava entered into a non-cancelable capital lease for furniture and equipment, which expires in September 2002. Under the terms of this agreement, a letter of credit was created as collateral for the lease. Restricted cash of $136,455 invested in a certificate of deposit as of December 31, 2000 collateralized that letter of credit.

     Future minimum lease payments under all non-cancelable operating and capital leases, as of December 31, 2000 are as follows:

            YEAR ENDING DECEMBER 31,              CAPITAL LEASES    OPERATING LEASES
            ------------------------              --------------    ----------------
2001............................................     $118,677          $  533,477
2002............................................      103,632             553,235
2003............................................       10,722             563,114
2004............................................        2,279             592,752
2005............................................           --             395,168
                                                     --------          ----------
                                                      235,310          $2,637,746
                                                                       ==========
Less: Amount representing interest..............       29,588
                                                     --------
                                                      205,722
Less: Current portion...........................       97,437
                                                     --------
Long-term portion of capital lease
  obligations...................................     $108,285
                                                     ========

                               DIGITAL LAVA INC.

11. SUPPLEMENTAL CASH FLOW DISCLOSURE

     Cash flow information for the years ended December 31, 2000 and 1999 included the following:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                2000         1999
                                                              --------    -----------
Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for interest....................  $34,051       $613,460

Supplemental disclosure of non-cash financing activities:
  Conversion of notes payable, plus accrued interest, to
     common stock...........................................       --      1,690,556
  Issuance of warrants to underwriter to purchase common
     stock and warrants to purchase redeemable common stock
     warrants...............................................       --      1,892,400
  Dividend to series B and series C convertible preferred
     stockholders in connection with modification of
     conversion rates.......................................       --        660,023
  Acquisition of equipment under capital lease..............   48,590        263,008
  Issuance of warrant to Sutro & Co. in connection with the
     sale of common stock...................................  580,250             --
  Issuance of warrant to consultant for services............   89,942             --