Form 10KSB/A
period 2000-12-31
DIGITAL LAVA INC
filed 2001-04-30
CIK 1068169

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                               AMENDMENT NO. 1 TO

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

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [ ]  No [X]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The registrant's revenues for the year ended December 31, 2000 were $4,606,231.

     As of April 12, 2001, the registrant had outstanding 7,199,319 shares of common stock. The aggregate market value of the registrant's common stock on such date held by those persons deemed to be non-affiliates was approximately $6,255,065.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) of the Exchange Act

     The following table sets forth the name, age and position of each of our directors and executive officers:

                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Robert Greene.............................  44     Chief Executive Officer and Chairman of
                                                   the Board
Roger Berman..............................  46     Director
John Carrington...........................  57     Director
Mark Mangiola.............................  45     Director
Michael Wheeler...........................  51     Director
Joshua D.J. Sharfman......................  43     President and Chief Technology Officer
Bennet Lientz, Jr.........................  31     Chief Financial Officer
Brian Berlin..............................  49     Vice President, Sales
Ralph Boulware............................  58     Vice President, Services
Shawn Butler..............................  31     Vice President, Business Development
David Florence............................  39     Vice President, Marketing

     Robert Greene has served as Chief Executive Officer and a director of Digital Lava since June 1999. From 1995 to June 1999, Mr. Greene served as Senior Vice President of The Lightspan Partnership Inc., an interactive educational software vendor. From 1982 to 1995, Mr. Greene served as Senior Vice President and Zone General Manager of Showtime Networks, Inc., a cable television network. Mr. Greene holds a B.A. degree from the University of Virginia, a Certificate of Marketing Management and a Speakeasy Senior Executive Certificate from the University of Denver.

     Roger Berman has served as a director of Digital Lava since its inception in July 1995. From July 1995 to December 1997, Mr. Berman was the President of Digital Lava. Prior to joining Digital Lava, Mr. Berman served as President of St. Eve International, Inc., an apparel company, from May 1992 to July 1995 and Sherne Lingerie, Inc. from January 1986 to December 1991. Mr. Berman holds a B.A. degree from Hamilton College and an MBA from New York University.

     John Carrington has served as director of Digital Lava since April 1999. Since May 1999, Mr. Carrington has served as the President and Chief Executive Officer of Websense, Inc., a provider of employee Internet management products, and has served as its Chairman since June 1999. From 1996 to 1998, Mr. Carrington served as Chairman, President and Chief Executive Officer of Artios, Inc., a provider of hardware and software design solutions to companies in the packaging industry. From 1991 to 1995, he served as President and Chief Executive Officer of Digitalk, a software development tools company. Mr. Carrington currently serves on the boards of directors for Interact Corp, a sales automation and e-commerce provider, and Websense, Inc. Mr. Carrington holds a B.A. degree from the University of Texas and an MBA from the Southern Methodist University.

     Mark Mangiola has served as a director of Digital Lava since November 2000. Since 1997, Mr. Mangiola has served as President and CEO of @Home Solutions Network Inc. From 1996 to 1997, Mr. Mangiola served as Vice President of Operations for @Home. From 1995 to 1996, Mr. Mangiola served as President and CEO of Positive Communications Inc., a provider of personal communications products. From 1979 to 1995, Mr. Mangiola served as Executive Vice President and General Manager for Time Warner/KBLCOM. He completed his undergraduate studies at California State University, Long Beach, where he earned a B.S. degree, and graduate studies at the University of Southern California, where he earned a business degree.

     Michael Wheeler has served as a director of Digital Lava since March 2000. Mr. Wheeler is currently President and Director of e2enet. From 1996 to 1999, Mr. Wheeler was President of CNBC/Dow Jones Business Video a joint venture between NBC, Microsoft and Dow Jones. From 1991 to 1996, Mr. Wheeler was Senior Vice President and General Manager of NBC New Media. From 1987 to 1991, Mr. Wheeler was President of the Financial News Network. Mr. Wheeler is also a founding member and Vice Chairman of the New York New Media Association. Mr. Wheeler is a member of the NYNMA Angels Investor group and also helped create the handbook "Building A Successful New Media Business." Mr. Wheeler received a B.A. in journalism from the University of Missouri.

     Joshua D.J. Sharfman has served as President and Chief Technology Officer of Digital Lava since February 1999. From May 1996 to June 1999, Mr. Sharfman served as Chief Executive Officer and a director of Digital Lava. From 1994 to 1996, Mr. Sharfman served as Vice President of Research and Development at ParcPlace-Digitalk, Inc., a cross-platform object-oriented software firm. Since 1980, Mr. Sharfman has also served as an Adjunct Professor of Engineering at the University of Southern California. In addition, Mr. Sharfman has served for four years on the Scientific Advisory Board of the University of Southern California's Integrated Media Systems Center, a National Science Foundation funded multimedia research program. Mr. Sharfman holds a B.S. degree from the University of California, Los Angeles and an M.S. degree from the University of Southern California.

     Bennet Lientz, Jr. served as Interim Chief Financial Officer of Digital Lava from December 2000 through March 2000, and began serving as Chief Financial Officer on April 1, 2001. From January 2000 to December 2000, Mr. Lientz served as the Chief Financial Officer and in-house counsel for Harvest Solutions, Inc., a full service provider of Internet tracking and reporting software solutions for e-commerce and traditional companies. From February 1999 to October 1999, Mr. Lientz served as Controller for Rainmaker Digital Pictures, a subsidiary Rainmaker Entertainment Group, a post production and visual effects company. From February 1998 through February 1999, Mr. Lientz served as Assistant Controller for Digital Domain, Inc., a provider of visual effects for commercial and film production. During 1996 and 1997, Mr. Lientz worked as an independent forensic accountant and financial consultant. Mr. Lientz has also worked as an senior associate at Coopers & Lybrand, LLP and internal auditor for California Federal Bank, Inc. He is a licensed Certified Public Accountant and an attorney in the State of California. He holds his B.A. in Business Economics from the University of California at Santa Barbara, and received his Juris Doctorate from Southwestern University School of Law.

     Brian Berlin has served as Digital Lava's Vice President of Sales since April 2001 and previously served as Director of Sales, Western Region and as Director of Business Development since 1998. From 1994 to 1998, Mr. Berlin served as the Director of Sales at NovaQuest, a Los Angeles-based systems integrator. From 1991 to 1994, Mr. Berlin served as the Director of Sales, Western Region for AimTech Corporation, a multimedia software firm providing Computer Based Training authoring software and services to major corporations throughout the Western United States. From 1989 to 1991, Mr. Berlin was National Sales and Marketing Director for Hitachi America Ltd., Office Automation Division. From 1986 to 1989, Mr. Berlin served as Regional Sales Director for NEC Technologies. Mr. Berlin holds a B.S. in Mass Communications from Kansas State University.

     Ralph Boulware has served as Vice President of Services for Digital Lava since February 2000. From 1996 to January 2000, Mr. Boulware served as Senior Vice President and Director of Operations for WFS Financial, a financing organization. From 1992 to 1996, Mr. Boulware served as Managing Partner for Alternative Resources Now, Inc., a receivables factoring organization. From 1989 to 1992 Mr. Boulware was Chief Operating Officer for Data Line Service Company, an organization providing data processing support to financial institutions. Mr. Boulware holds a B.S. from the University of San Francisco and an MBA from the University of California at Los Angeles.

     Shawn Butler joined Digital Lava in January 2001 as Vice President of Business Development. From 1999 to September 2000, Mr. Butler served in several leadership positions, including Executive Director and Vice President, at Akamai Technologies and INTERVU (which was acquired by Akamai in April 2000) in both business development and product management. From August 1995 to December 1998, Mr. Butler served as Director of Business and Marketing at Wavefunction, a provider of molecular modeling and visualization software to the academic and pharmaceutical research industry. From 1994 to 1995, he served as a financial consultant to the U.S. Department of Justice, and as a Legislative Aide to (now) Congressman

Mike Thomson. He received his MBA (MPIA) from the University of California at San Diego in 1994, where he also graduated as an undergraduate with honors and earned a B.A. in both history and mathematics.

     David Florence joined Digital Lava in January 2001 as Vice President of Marketing. From May 2000 to December 2000, he was responsible for marketing and advertising programs at OnlineLearning.net. From 1997 to 2000, he oversaw advertiser's marketing programs for GoTo.com and directed global marketing efforts for Lucent Technologies. From 1996 to 1997, he served as a senior product line manager for Sun Microsystems. From 1993 to 1995, he served as a Senior Marketing Manager at Motorola, overseeing advanced two-way communications. Mr. Florence graduated magna cum laude and Phi Beta Kappa from UCLA, where he earned a B.A. in quantitative psychology. He received a graduate fellowship in human factors engineering at Virginia Tech, and an MBA in marketing and new venture management from the University of Southern California.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1943 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. These people are required by SEC regulations to furnish us with copies of all such filed reports. To our knowledge, based solely on a review of the copies of such reports furnished to us, and written representations from certain insiders that no other reports were required during the year ended December 31, 2000, all section 16(a) filing requirements applicable to such persons were complied with, except that
(i) Messrs. Lientz, Berlin, Boulware, Butler and Florence did not timely file a Form 3 and (ii) Mr. Boulware did not timely file a Form 4.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the total compensation paid during 2000, 1999 and 1998 to our Chief Executive Officer and each of the three most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 2000.

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                     ------------
                                                             ANNUAL COMPENSATION      SECURITIES
                                                            ---------------------     UNDERLYING
            NAME AND PRINCIPAL POSITION              YEAR   SALARY($)    BONUS($)     OPTIONS(#)
            ---------------------------              ----   ---------    --------    ------------
Robert Greene......................................  2000   $300,000     $100,000       100,000
  Chief Executive Officer                            1999   $159,231           --       376,820
                                                     1998         --           --            --
Joshua Sharfman....................................  2000   $253,000     $ 43,750       100,000
  President and Chief Technology Officer             1999   $230,000     $ 60,000        90,000
                                                     1998         --           --            --
Peter Webb.........................................  2000   $322,079           --        50,000
  Vice President, Sales                              1999   $ 28,333     $ 25,000        50,000
                                                     1998         --           --            --
Ralph Boulware.....................................  2000   $131,006     $ 21,063        50,000
  Vice President, Services                           1999         --           --            --
                                                     1998         --           --            --

     Option Grants. The following option grants were made to officers named in the above table during 2000:

                                       NUMBER OF       PERCENTAGE OF
                                      SECURITIES       TOTAL OPTIONS    EXERCISE OR
                                      UNDERLYING        GRANTED TO      BASE PRICE        EXPIRATION
                                    OPTIONS GRANTED      EMPLOYEES      (PER SHARE)          DATE
                                    ---------------    -------------    -----------    ----------------
Robert Greene.....................      100,000            7.62%          $ 5.250         June 21, 2010
Joshua Sharfman...................      100,000            7.62%          $ 6.875       August 22, 2010
Peter Webb........................       50,000            3.81%          $ 6.875       August 22, 2010
Ralph Boulware....................       25,000            1.91%          $6.1875      February 3, 2010
Ralph Boulware....................       25,000            1.91%          $ 6.875       August 22, 2010

     Option Exercises and Option Values. The following table sets forth information with respect to stock options held by the above-named officers on December 31, 2000. These officers did not exercise any options in 2000. The value of the options is based on the fair market value of the options at December 31, 2000.

                                                   NUMBER OF SHARES              VALUE OF UNEXERCISED
                                                 OF STOCK UNDERLYING                 IN-THE-MONEY
                                                 UNEXERCISED OPTIONS                   OPTIONS
                                                 AT DECEMBER 31, 2000            AT DECEMBER 31, 2000
                                             ----------------------------    ----------------------------
                   NAME                      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                   ----                      -----------    -------------    -----------    -------------
Robert Greene..............................    150,728         326,092             --               --
Joshua Sharfman............................     52,500         137,500         $  781          $ 2,344
Peter Webb.................................     12,500          87,500         $5,469          $16,406
Ralph Boulware.............................         --          50,000             --               --

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock, as of April 13, 2001 by (1) each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (2) each of our directors and named executive officers and (3) all of our executive officers and directors as a group.

     Beneficial ownership has been determined in accordance with the rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage ownership for each listed person includes the shares of common stock underlying options or warrants held by that person and exercisable within 60 days of April 13, 2001, but excludes shares of common stock underlying options or warrants held by any other person.

     Unless otherwise indicated, the address of each beneficial owner is 13160 Mindanao Way, Suite 350, Marina del Rey, California 90292.

                                                                  SHARES OF           PERCENTAGE OF
                                                                 COMMON STOCK          COMMON STOCK
            NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED    BENEFICIALLY OWNED
            ------------------------------------              ------------------    ------------------
Robert Greene(1)............................................        165,728                2.25%
Roger Berman(2).............................................        165,902                2.30%
John Carrington(3)..........................................         20,000                   *
Mark Mangiola(4)............................................         10,000                   *
Michael Wheeler(5)..........................................         20,000                   *
Joshua Sharfman(6)..........................................        135,583                1.87%
Peter Webb(7)...............................................         12,500                   *
Ralph Boulware(8)...........................................          6,250                   *
Austin W. Marxe & David M. Greenhouse(9)....................        667,100                9.27%
  153 East 53rd Street
  New York, NY 10022
All executive officers and directors as a group (11
  persons)(10)..............................................        523,663                7.02%

---------------
  *  Less than 1%.

 (1) Includes 150,728 shares of common stock issuable upon exercise of options exercisable within 60 days.

 (2) Includes 10,000 shares of common stock issuable upon exercise of options exercisable within 60 days.

 (3) Includes 20,000 shares of common stock issuable upon exercise of options exercisable within 60 days.

 (4) Includes 10,000 shares of common stock issuable upon exercise of options exercisable within 60 days.

 (5) Includes 20,000 shares of common stock issuable upon exercise of options exercisable within 60 days.

 (6) Includes 52,500 shares of common stock issuable upon exercise of options exercisable within 60 days.

 (7) Includes 12,500 shares of common stock issuable upon exercise of options exercisable within 60 days.

 (8) Includes 6,250 shares of common stock issuable upon exercise of options exercisable within 60 days.

 (9) Information is based on Schedule 13G filed on February 14, 2001. Such
     Schedule 13G reported that 667,100 shares of common stock are beneficially owned by Austin W. Marxe and David Greenhouse, of which 10,600 shares of common stock are owned by Special Situations Fund III, L.P., 250,000 shares of common stock are owned by Special Situations Technology Fund, L.P., 2,500 shares of common stock are owned by Special Situations Cayman Fund, L.P. and 404,000 shares of common stock are owned by Special Situations Private Equity Fund, L.P.

(10) Includes 263,428 shares of common stock issuable upon exercise of options exercisable within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EMPLOYMENT AND CONSULTING AGREEMENTS

     Robert Greene. We have entered into an employment agreement with Robert Greene, Chief Executive Officer, which expires on June 30, 2002. Under the terms of his employment agreement, Mr. Greene receives an annual base salary of $300,000 and stock options to purchase 5% of the equity of Digital Lava on a fully diluted basis as of July 1, 1999. Subject to certain conditions, these stock options will vest as follows: 40% on July 1, 2000, and 20% on each of the first, second and third anniversaries of such date. Mr. Greene is eligible to receive an annual bonus of up to $100,000 and future grants of stock options at the discretion of the board of directors. A state court may determine not to enforce, or only partially enforce, certain provisions of this agreement.

     Joshua Sharfman. We have entered into an employment agreement with Joshua Sharfman, President, which expires on December 31, 2001. Under the terms of his employment agreement, Mr. Sharfman is entitled to receive an annual base salary of not less than $230,000. In addition, the agreement provides that if Mr. Sharfman is terminated without cause he will receive a severance payment equal to his annual salary.

Mr. Sharfman's employment agreement provides that he will not, directly or indirectly, compete with us for a period of six months following his termination in certain circumstances.

     Roger Berman. On March 1, 1999, we entered into a consulting agreement with Roger Berman under which Mr. Berman has agreed to provide us with certain financial, operational and strategic development services, including financing and credit strategies, cash management and human resources. The agreement had a term of two years. Under the agreement, Mr. Berman received an annual fee of $60,000 and received a $60,000 bonus in February 1999. Mr. Berman is a director of Digital Lava.

     Shawn Butler. On January 2, 2001, we entered into a letter agreement with Shawn Butler, Vice President, Business Development. Under the terms of such agreement, Mr. Butler is an at-will employee and is entitled to receive an annual base salary of not less than $150,000. In addition, the agreement provides that a change of control will result in the vesting fully and immediately of all of the options granted to Mr. Butler.

DIRECTORS' COMPENSATION

     Our directors who are not full-time employees of Digital Lava receive $1,000 for attendance at each meeting of the board of directors or any committee of the board and are reimbursed for their out-of-pocket expenses in connection with their attendance.

     Under the Company's 1996 Incentive and Non-Qualified Stock Option Plan (the "Plan"), each individual who first joins the board of directors anytime after the Company's initial public offering will receive, on the date of initial election or appointment, an automatic nonstatutory option grant to purchase 30,000 shares of the Company's common stock, provided that such person is not an employee of the Company. In addition, on the date of each annual stockholders meeting thereafter, each individual who continues to serve as an Independent Director (as defined in the Plan) will automatically be granted a nonstatutory option to purchase 10,000 shares of the Company's common stock, provided such individual has served on the board for at least ninety days prior to such annual meeting. Each such grant will have an exercise price per share equal to the closing price of the Company's common stock on Nasdaq on the option grant date, and will have a term of 10 years, subject to earlier termination should the director cease to serve on the board. The shares subject to each initial 30,000-share automatic option grant will be exercisable in a series of three successive equal annual installments commencing on the grant date. The shares subject to each subsequent 10,000-share automatic option grant will be exercisable in four annual installments commencing on the grant date. However, the shares will immediately become exercisable in full upon changes in control or ownership.

OTHER TRANSACTIONS

     In November 1999, we issued a $230,000 loan to Joshua Sharfman in exchange for a promissory note. The note bears no interest and is payable on or before July 1, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2001.

                                          DIGITAL LAVA INC.

                                          By:      /s/ ROBERT GREENE
                                          --------------------------------------
                                                      Robert Greene
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 30, 2001 by the following persons on behalf of the registrant and in the capacities indicated.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
              /s/ ROBERT GREENE                    Chairman and Chief Executive Officer
---------------------------------------------          (Principal Executive Officer)
                Robert Greene

           /s/ BENNET LIENTZ, JR.                         Chief Financial Officer
---------------------------------------------  (Principal Financial and Accounting Officer)
             Bennet Lientz, Jr.

              /s/ ROGER BERMAN                                   Director
---------------------------------------------
                Roger Berman

             /s/ JOHN CARRINGTON                                 Director
---------------------------------------------
               John Carrington

                                                                 Director
---------------------------------------------
                Mark Mangiola

             /s/ MICHAEL WHEELER                                 Director
---------------------------------------------
               Michael Wheeler