Form 10QSB
period 2001-03-31
DIGITAL LAVA INC
filed 2001-05-15
CIK 1068169

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------


                                   FORM 10-QSB

                                 --------------

        [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                       OR

        [ ]     TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


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



                                 --------------


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of May 10, 2001, the Issuer had 7,199,319 shares of its $0.0001 par value Common Stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


================================================================================

                                DIGITAL LAVA INC.
                                TABLE OF CONTENTS


PART I         FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Balance Sheet at March 31, 2001 and December 31, 2000............  3

               Statement of Operations for the Three Months Ended  March 31,
                  2001 and 2000.................................................  4

               Statement of Cash Flows for the Three Months Ended March 31, 2001
                  and 2000......................................................  5

               Notes to Unaudited Financial Statements..........................  6

      Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.....................................  8

PART II        OTHER INFORMATION

      Item 1.  Legal Proceedings................................................ 11

      Item 2.  Changes in Securities............................................ 11

      Item 3.  Defaults upon Senior Securities.................................. 11

      Item 4.  Submission of Matters to Vote of Security Holders................ 11

      Item 5.  Other Information................................................ 11

      Item 6.  Exhibits and Reports on Form 8-K................................. 11

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                DIGITAL LAVA INC.
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                              MARCH 31,        DECEMBER 31,
                                                                                2001               2000
                                                                            ------------       ------------
                                     ASSETS
Current Assets:
  Cash and cash equivalents ..........................................      $  1,074,483       $  1,309,084
  Short-term investments .............................................         1,469,221          4,215,469
  Accounts receivable, less allowance for doubtful accounts of
    $114,035 .........................................................           889,226          1,257,673
  Inventory ..........................................................           117,000            240,000
  Other current assets ...............................................           232,143            251,789
                                                                            ------------       ------------
    Total current assets .............................................         3,782,073          7,274,015
Fixed assets, net ....................................................         1,203,453          1,290,284
Restricted cash ......................................................           496,455            496,455
Other assets .........................................................            37,994             37,994
                                                                            ------------       ------------
                                                                            $  5,519,975       $  9,098,748
                                                                            ============       ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................      $    375,803       $    874,272
  Current portion of capital lease ...................................           100,715             97,437
  Accrued expenses and other current liabilities .....................           665,536          1,187,281
  Deferred rent ......................................................           295,338            303,668
  Deferred revenue ...................................................           522,010            560,912
                                                                            ------------       ------------
    Total current liabilities ........................................         1,959,402          3,023,570

Long term portion of capital lease ...................................            81,843            108,285
                                                                            ------------       ------------
                                                                               2,041,245          3,131,855
Stockholders' equity:
  Preferred stock--$0.0001 par value; 5,000,000 shares authorized;
    none outstanding at March 31, 2001 and December 31, 2000 .........                --                 --
  Common stock, $0.0001 par value; 35,000,000 shares authorized;
    and 7,199,319 shares issued and outstanding at March 31, 2001
    and December 31, 2000, respectively ..............................               719                719
  Additional paid-in capital .........................................        35,802,332         35,802,332
  Accumulated deficit ................................................       (32,324,321)       (29,833,315)
  Accumulated other comprehensive loss ...............................                --             (2,843)
                                                                            ------------       ------------
    Total stockholders' equity .......................................         3,478,730          5,966,893
                                                                            ------------       ------------
                                                                            $  5,519,975       $  9,098,748
                                                                            ============       ============


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   -----------------------------
                                                      2001              2000
                                                   -----------       -----------
Revenues:
  Services ..................................      $   773,816       $   625,361
  Software licenses .........................           28,222           410,083
  Product sales .............................           17,950                --
                                                   -----------       -----------
    Total revenues ..........................          819,988         1,035,444
                                                   -----------       -----------
Cost of revenues:
  Cost of services ..........................          406,823           473,577
  Cost of software licenses .................            4,964             3,433
  Cost of product sales .....................          123,000                --
                                                   -----------       -----------
    Total cost of revenues ..................          534,787           477,010
                                                   -----------       -----------
    Gross profit ............................          285,201           558,434
                                                   -----------       -----------
Operating expenses:
  Selling, general and administrative .......        2,350,273         1,831,343
  Research and development ..................          406,248           303,128
                                                   -----------       -----------
    Total operating expenses ................        2,756,521         2,134,471
                                                   -----------       -----------
    Loss from operations ....................       (2,471,320)       (1,576,037)

Other income (expense), net .................          (19,686)           33,341
                                                   -----------       -----------

Net loss ....................................      $(2,491,006)      $(1,542,696)
                                                   ===========       ===========

Basic and diluted net loss per share ........      $     (0.35)      $     (0.33)
                                                   ===========       ===========
Weighted average common shares used
  in basic and diluted loss per share .......        7,199,319         4,643,213
                                                   ===========       ===========


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -----------------------------
                                                                             2001              2000
                                                                          -----------       -----------
Cash flows from operating activities:
    Net loss .......................................................      $(2,491,006)      $(1,542,696)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
      Depreciation and amortization ................................          138,854           109,079
      Loss realized on a write down of a short-term investment .....           66,000                --
      Compensation from grant of non-employee warrants .............               --             6,771
      Firestream inventory write down ..............................          117,000                --
      Changes in operating assets and liabilities:
           Accounts receivable .....................................          368,447           207,598
           Other assets ............................................           19,646            63,269
           Inventory ...............................................            6,000                --
           Accounts payable ........................................         (498,469)          100,212
           Accrued expenses and other current liabilities ..........         (521,745)         (161,603)
           Deferred revenues .......................................          (38,902)          (85,677)
           Deferred rent ...........................................           (8,330)            8,558
                                                                          -----------       -----------
Net cash used in operating activities ..............................       (2,842,505)       (1,294,489)
                                                                          -----------       -----------
Cash flows from investing activities:
    Sales of short term investments ................................        2,683,091         1,975,374
    Acquisition of fixed assets ....................................          (52,023)         (108,008)
                                                                          -----------       -----------
Net cash provided by investing activities ..........................        2,631,068         1,867,366
                                                                          -----------       -----------
Cash flows from financing activities:
    Payments on capital lease obligations ..........................          (23,164)          (20,051)
    Proceeds from issuance of common stock .........................               --           343,947
                                                                          -----------       -----------
Net cash (used in) provided by financing activities ................          (23,164)          323,896
                                                                          -----------       -----------
Net (decrease) increase in cash and cash equivalents ...............         (234,601)          896,773
Cash and cash equivalents at beginning of period ...................        1,309,084           708,031
                                                                          -----------       -----------
Cash and cash equivalents at end of period .........................      $ 1,074,483       $ 1,604,804
                                                                          ===========       ===========


          See accompanying notes to the unaudited financial statements.

\
                                DIGITAL LAVA INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    THE COMPANY

      Digital Lava Inc., a Delaware corporation (the "Company" or "Digital Lava"), is a provider of software products and services related to the integration of text, data, voice, video, web links and other rich mixed media content ("Content") used to create an interactive software presentation for corporate training, communications, research and other applications. Digital Lava's current product lines include Digital Lava View, vPublisher(TM), HotFoot for PowerPoint(TM) and FireStream Encoding Station(TM). Digital Lava View is a proprietary viewer that allows the user to access the Content published in the Digital Lava format. vPublisher(TM) is a proprietary authoring software tool that allows the integration of Content into an interactive desktop application published in the Digital Lava format, which is accessed by using the viewer, Digital Lava View, and can be deployed on the Internet, intranet, CD-ROM or a hybrid of CD-ROM and the Internet. Digital Lava also provides services to clients by publishing their Content using the Company's proprietary vPublisher(TM) software. HotFoot for PowerPoint(TM) allows users to add streaming audio to Microsoft PowerPoint presentations and deliver them electronically to single or multiple recipients via email or hosting. FireStream Encoding Station(TM) allows users to encode media from a single source into multiple formats and bit rates simultaneously and in real time.

2.    BASIS OF PRESENTATION AND GOING CONCERN

      The accompanying balance sheet as of March 31, 2001 and the statements of operations and cash flows for the three month period ended March 31, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

      The Company received a report from its independent accountants for its audited financial statements for the year ended December 31, 2000, which included an explanatory paragraph stating that there is substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern. The Company's plans in regards to these matters are described in the discussion on Liquidity and Capital Resources below.

      Certain quarter ended March 31, 2000 amounts have been reclassified from the Company's quarterly reports for 2000 to conform to the current presentation.

3.    NET LOSS PER SHARE

      Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share reflects the potential dilution that could occur from common shares issuable through the exercise of stock options and warrants.

      Because their effects are anti-dilutive, diluted net loss per share for the three months ended March 31, 2001 and 2000 do not include the effects of:

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                          2001           2000
                                                        ---------      ---------
     Stock options outstanding ...................      1,386,112        907,734
     Warrants to purchase common stock ...........      2,699,458      2,248,444
                                                        ---------      ---------
            Total ................................      4,085,570      3,156,178
                                                        =========      =========

                                DIGITAL LAVA INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS--(CONTINUED)


4.    COMPREHENSIVE LOSS

      Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------
                                                                      2001              2000
                                                                   -----------       -----------
Net loss ....................................................      $ 2,491,006       $ 1,542,697
Unrealized (gain) loss on available for sale securities .....           (2,843)            7,635
                                                                   -----------       -----------
Comprehensive loss ..........................................      $ 2,488,163       $ 1,550,332
                                                                   ===========       ===========

5.    RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS 137 and SFAS 138, establishes methods of accounting and reporting for derivative instruments and hedging activities and is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 was adopted on January 1, 2001 and did not have a material impact on the Company's financial statements.

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

      Accrued expenses and other current liabilities is comprised of the following:

                                                     MARCH 31,     DECEMBER 31,
                                                       2001            2000
                                                    ----------     ------------
     Accrued salaries and wages ..............      $  141,096      $  407,806
     Accrued professional fees ...............         194,765         287,191
     Other accrued liabilities ...............         329,675         492,284
                                                    ----------      ----------
       Total .................................      $  665,536      $1,187,281
                                                    ==========      ==========

7.    NON-CASH SUPPLEMENTAL DISCLOSURE

      Non-cash items occurring in the three month period ended March 31, 2001 and 2000 included the following:

                                                                        THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                       ----------------------
                                                                         2001          2000
                                                                       --------      --------
Change in unrealized loss on available for sale securities ......      $  2,843      $  7,379
Purchase of equipment under capital lease .......................      $     --      $ 48,591

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The statements contained in this document that are not purely historical are forward-looking statements concerning the business and our products. Actual results may differ from those projected or implied by such forward-looking statements depending on a number of risks and uncertainties including, but not limited to, the following: market acceptance of our products and services, the amount of resources we devote to investments in our products, the resources we devote to marketing and selling our services and our brand promotions and other factors. Other risks inherent in our business are described in the our filings with the Securities and Exchange Commission including our prospectus filed on Form S-3. We undertake no obligation to revise or update any forward-looking statements after the date hereof.

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

      We have incurred significant net losses and negative cash flows from operations since inception, and as of March 31, 2001, had an accumulated deficit of $32,324,321. We intend to continue to use our resources towards technology development, sales and marketing, and promotion. As a result, we believe that we will continue to incur operating losses and negative cash flows from operations for the foreseeable future and that the rate at which these losses will be incurred may increase from current levels. There can be no assurance that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

Revenues

      Revenues decreased to $819,988 for the quarter ended March 31, 2001 from $1,035,444 for the quarter ended March 31, 2000. The decrease of $215,456 or 20.8% was primarily due to a decrease in revenue related to sales of vPublisher and Video Visor Professional software. Services revenues, which mainly consists of services related to publishing Content, accounted for approximately 94.4% and 60.4% of revenues for the quarters ended March 31, 2001 and March 31, 2000, respectively. Software license revenues accounted for approximately 3.4% and 39.6% of revenues for the quarters ended March 31, 2001 and 2000, respectively. Product sales revenues accounted for approximately 2.2% and 0.0% of revenues for the quarters ended March 31, 2001 and March 31, 2000, respectively. No one customer accounted for more than 10% of sales for the quarter ended March 31, 2001, while one customer accounted for 27.8% of revenues and another customer accounted for 29.5% of revenues for the quarter ended March 31, 2000.

Cost of Revenues

     Cost of revenues consist primarily of the cost of labor, materials, overhead, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues increased to $534,787, or 65.2% of revenues, for the quarter ended March 31, 2001 from $477,010, or 46.1% of revenues, for the quarter ended March 31, 2000. The increase was primarily due to a $117,000 additional write down of FireStream Encoding Station inventory to its estimated market value, as sales from the Firestream Encoding Station continue to be significantly lower than anticipated. This was somewhat offset by the improved margins obtained on services, as the margin for services increased to 47.4% for the quarter ended March 31, 2001 from 24.3% for the same period in 2000.

Operating Expenses

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of general and administrative salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, professional services and depreciation and amortization. Selling, general and administrative expenses increased to $2,350,273 for the quarter ended March 31, 2001 from $1,831,343 for the quarter ended March 31, 2000. The increase was primarily due to the increase in infrastructure and additional salary costs due primarily to our expanded sales and marketing personnel as well as increased costs related to professional fees. We expect that selling, general and administrative expenses will increase in absolute dollars as we continue to allocate resources to marketing activities and incur expense related to the growth of the business; however, selling, general and administrative expense are presently anticipated to decline as a percentage of revenues.

      Research and Development Expenses. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses increased to $406,248 for the quarter ended March 31, 2001 from $303,128 for the quarter ended March 31, 2000. The increase was primarily due to the increased level of personnel utilized in product development. We believe that significant investments in technology and content development are required to maintain a technological lead and remain competitive and, therefore, we expect that our research and development expenses will increase in absolute dollars for the foreseeable future; however, research and development expenses are presently anticipated to decline as a percentage of revenues.

      Other Income (Expense), Net. Other income includes income earned from the short-term investments on cash balances. Other expense includes amortization of premiums and discounts and gains and losses on sales of investments. Other expense, net was $19,686 for the quarter ended March 31, 2001 compared with other income, net of $33,341 for the quarter ended March 31, 2000. The decrease in other income (expense), net was primarily due to a write down in a short-term investment of $66,000 for an other than temporary decline in market value and decreased level of investments.

      Net Loss. For the quarter ended March 31, 2001, our net loss totaled $2,491,006 as compared to $1,542,696 for the quarter ended March 31, 2000.

      LIQUIDITY AND CAPITAL RESOURCES

      On February 22, 1999, we completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,469. On March 30, 1999, we received aggregate proceeds of $1,711,011 and net proceeds of $1,513,567 from the underwriter's exercise of its over-allotment option of 113,312 units. During the period from completion of the IPO through March 31, 2001, we have used approximately (1) $4,489,000 of the proceeds to repay bridge notes, (2) $1,436,000 for product development expenses, (3) $3,723,000 for sales and marketing expenses, (4) $1,906,000 for facilities and other capital expenditures, and (5) $4,196,000 for working capital and general corporate purposes.

      On July 31, 2000 we completed an offering of 2,500,000 shares of common stock for aggregate gross proceeds of $10,000,000 and net proceeds of $9,011,646.

      Net cash used in operating activities was $2,842,505 for the three months ended March 31, 2001 as compared with $1,294,489 for the three months ended March 31, 2000. The increase was due primarily to an increased in net loss and from cash used to pay accounts payable and accrued liabilities.

      Cash flows provided by investing activities was $2,631,068 for the three months ended March 31, 2001 as compared to cash provided by investing activities of $1,867,366 for the three months ended March 31, 2000. The increase was primarily from the sale of short-term investments.

      Net cash used in financing activities was $23,164 for the three months ended March 31, 2001 as compared to net cash provided by financing activities of $323,896 for the three months ended March 31, 2000. The decrease was primarily due to proceeds from issuance of common stock during the three months ended March 31, 2000 which did not occur during the three months ended March 31, 2001.

      We have incurred significant net losses since inception including net losses of $2,491,006 and $1,542,696 for the three months ended March 31, 2001 and 2000, respectively, and have an accumulated deficit of $32,324,321 at March 31, 2001 and have incurred negative cash from operations since inception. Furthermore, we expect to incur losses for at least the next year as anticipated sales volumes in the near term are not sufficient to cover cost of sales and operating costs. These conditions raise substantial doubt about our ability to continue as a going concern.

      Based on our current operating plan we believe that we have sufficient cash, cash equivalents and short-term investment balances to last approximately through the end of 2001. We reduced our staffing in March 2001, which resulted in the following headcount reductions by department: three in marketing, five in customer service, seven in sales and five in development. Although these reductions will reduce our annual salary expenses by $1,508,000, our operating plan assumes we will achieve certain levels of revenues, gross profit and operating costs and expenses, as to which there can be no assurance that we will be able to achieve. We currently hold an investment in a bond, which matured on January 15, 2001, with a major California electric utility company, that has defaulted on its payments. Such bond is carried at $374,000 in short-term investments at March 31, 2001. There can be no assurance that we will be able to recover our full investment in this bond. In addition, if events or circumstances occur such that we are unable to meet our operating plan as expected, we will be required to seek additional capital, pursue other strategic opportunities, and/or we will be forced to further reduce the level of expenditures, which could have a material adverse effect on our ability to achieve our intended business objectives and to continue as a going concern. Even if we achieve our operating plan, we will be required to seek additional financing and/or strategic investments. There can be no assurance that any additional financing will be available on acceptable terms, if at all. Furthermore, any equity financing may result in dilution to existing stockholders and any debt financing may include restrictive covenants.

                           PART II. OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

     None

ITEM 2     CHANGES IN SECURITIES

     None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

ITEM 5     OTHER INFORMATION

     None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

     On February 9, 2001, we filed a Form 8-K announcing that we were postponing the release of fourth quarter and year-end 2000 financial results and conducting a special investigation into revenue recognition issues.

     On March 20, 2001, we filed a Form 8-K announcing our restatement of financial results for the three and nine months ended September 30, 2000.

                                 SIGNATURE PAGE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DIGITAL LAVA INC.
     Dated: May 15, 2001


                                             By:  /s/ BENNET LIENTZ, JR.
                                                  ------------------------------
                                                  Bennet Lientz, Jr.
                                                  Chief Financial Officer
                                                  and Vice President, Finance