Form 10QSB
period 2001-06-30
DIGITAL LAVA INC
filed 2001-08-08
CIK 1068169

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-QSB

                                 --------------


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                       FOR THE QUARTER ENDED JUNE 30, 2001


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


                                 --------------


      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of August 6, 2001, the Issuer had 7,199,319 shares of its $.0001 par value Common Stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

===============================================================================

                                DIGITAL LAVA INC.
                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheets at June 30, 2001 and December 31, 2000...................  3

            Statements of Operations, Three Months ended June 30, 2001 and 2000.....  4

            Statements of Operations, Six Months ended June 30, 2001 and 2000.......  5

            Statements of Cash Flows for the Six Months ended June 30, 2001 and 2000 ...........................................................  6

            Notes to Unaudited Financial Statements.................................  7

   Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations....................... 10

PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings....................................................... 14

   Item 2.  Changes in Securities................................................... 14

   Item 3.  Defaults upon Senior Securities......................................... 14

   Item 4.  Submission of Matters to Vote of Security Holders....................... 14

   Item 5.  Other Information....................................................... 14

   Item 6.  Exhibits and Reports on Form 8-K........................................ 14

SIGNATURE


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                DIGITAL LAVA INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         2001                  2000
                                                                                     ------------          ------------
                                        ASSETS
Current Assets:
   Cash and cash equivalents ...............................................         $  1,061,654          $  1,309,084
   Short-term investments ..................................................                   --             4,215,469
   Accounts receivable, less allowance for doubtful accounts of $7,530
     and $114,035, respectively ............................................              585,393             1,257,673
   Inventory -- Finished Goods .............................................               25,560               240,000
   Other current assets ....................................................               37,269               251,789
                                                                                     ------------          ------------
     Total current assets ..................................................            1,709,876             7,274,015
Fixed assets, net ..........................................................            1,087,018             1,290,284
Restricted cash ............................................................              496,455               496,455
Other assets ...............................................................               37,994                37,994
                                                                                     ------------          ------------
                                                                                     $  3,331,343          $  9,098,748
                                                                                     ============          ============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ........................................................         $    391,441          $    874,272
   Current portion of capital lease ........................................              104,104                97,437
   Accrued expenses and other current liabilities ..........................              511,690             1,187,281
   Deferred rent ...........................................................              287,009               303,668
   Deferred revenue ........................................................              423,896               560,912
                                                                                     ------------          ------------
     Total current liabilities .............................................            1,718,140             3,023,570

Long term portion of capital lease .........................................               54,511               108,285
                                                                                     ------------          ------------
                                                                                        1,772,651             3,131,855
Stockholders' equity:
   Preferred stock--$0.0001 par value; 5,000,000 shares authorized; none
     outstanding at June 30, 2001 and December 31, 2000 ....................                   --                    --
   Common stock, $0.0001 par value; 35,000,000 shares authorized;
     and 7,199,319 shares issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively ........................................                 719                   719
   Additional paid-in capital ...............................................          35,802,332            35,802,332
   Accumulated deficit ......................................................         (34,244,359)          (29,833,315)
   Accumulated other comprehensive loss .....................................                  --                (2,843)
                                                                                     ------------          ------------
     Total stockholders' equity .............................................           1,558,692             5,966,893
                                                                                     ------------          ------------
                                                                                     $  3,331,343          $  9,098,748
                                                                                     ============          ============

         See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,
                                               --------------------------------
                                                   2001                 2000
                                               -----------          -----------
Revenues:
   Services ...............................    $   604,059          $ 1,021,272
   Software licenses ......................        238,826              587,149
   Product sales ..........................         18,450                   --
                                               -----------          -----------
     Total revenues .......................        861,335            1,608,421
                                               -----------          -----------
Cost of revenues:
   Cost of services .......................        379,005              525,419
   Cost of software licenses ..............          4,758                2,184
   Cost of product sales ..................         73,440                   --
                                               -----------          -----------
     Total cost of revenues ...............        457,203              527,603
                                               -----------          -----------
     Gross profit .........................        404,132            1,080,818
                                               -----------          -----------
Operating expenses:
   Selling, general and administrative ....      2,083,461            2,485,877
   Research and development ...............        267,916              344,855
                                               -----------          -----------
     Total operating expenses .............      2,351,377            2,830,732
                                               -----------          -----------
     Loss from operations .................     (1,947,245)          (1,749,914)

Other income, net .........................         27,208               13,725
                                               -----------          -----------

Net loss ..................................    $(1,920,037)         $(1,736,189)
                                               ===========          ===========

Basic and diluted net loss per share ......         ($0.27)              ($0.37)
                                               ===========          ===========
Weighted average common shares used
   in basic and diluted loss per share ....      7,199,319            4,679,615
                                               ===========          ===========


         See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   SIX MONTHS ENDED JUNE 30,
                                               --------------------------------
                                                  2001                 2000
                                               -----------          -----------
Revenues:
   Services  ..............................    $ 1,377,875          $ 1,646,633
   Software licenses ......................        267,048              997,232
   Product sales ..........................         36,400                   --
                                               -----------          -----------
     Total revenues .......................      1,681,323            2,643,865
                                               -----------          -----------
Cost of revenues:
   Cost of services .......................        785,828              998,996
   Cost of software licenses ..............          9,722                5,617
   Cost of product sales ..................        196,440                   --
                                               -----------          -----------
     Total cost of revenues ...............        991,990            1,004,613
                                               -----------          -----------
     Gross profit .........................        689,333            1,639,252
                                               -----------          -----------
Operating expenses:
   Selling, general and administrative ....      4,433,734            4,317,220
   Research and development ...............        674,164              647,983
                                               -----------          -----------
     Total operating expenses .............      5,107,898            4,965,203
                                               -----------          -----------
     Loss from operations .................     (4,418,565)          (3,325,951)

Other income, net .........................          7,522               47,066
                                               -----------          -----------

Net loss ..................................    $(4,411,043)         $(3,278,885)
                                               ===========          ===========

Basic and diluted net loss per share ......    $     (0.61)         $     (0.70)
                                               ===========          ===========
Weighted average common shares used
   in basic and diluted loss per share ....      7,199,319            4,661,414
                                               ===========          ===========

         See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                            -------------------------------
                                                                                2001                2000
                                                                            -----------         -----------
Cash flows from operating activities:
    Net loss .......................................................        $(4,411,043)        $(3,278,885)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
      Deferred revenues ............................................           (137,016)           (136,657)
      Depreciation and amortization ................................            265,186             223,984
      Loss realized on a write down of a short-term investment .....             53,625                  --
      Provision for doubtful accounts ..............................                 --             100,000
      Compensation from grant of non-employee warrants .............                 --              43,523
      Firestream inventory write down ..............................            187,440                  --
      Changes in assets and liabilities
       affecting operating cash flows:
           Accounts receivable .....................................            672,280            (218,207)
           Other assets ............................................            214,520             118,993
           Inventory ...............................................              9,000                  --
           Accounts payable ........................................           (482,831)            254,490
           Accrued expenses and other current liabilities ..........           (675,591)           (141,027)
           Deferred rent ...........................................            (16,659)             17,116
                                                                            -----------         -----------
Net cash used in operating activities ..............................         (4,321,089)         (3,016,671)
                                                                            -----------         -----------
Cash flows from investing activities:
    Sales of short term investments ................................          4,164,686           2,469,888
    Restricted Cash ................................................                 --             (10,000)
    Deferred Offering Costs ........................................                 --             (78,100)
    Acquisition of fixed assets ....................................            (43,920)           (218,930)
                                                                            -----------         -----------
Net cash provided by investing activities ..........................          4,120,766           2,162,858
                                                                            -----------         -----------
Cash flows from financing activities:
    Payments on capital lease obligations ..........................            (47,107)            (41,028)
    Proceeds from issuance of common stock .........................                 --             366,789
                                                                            -----------         -----------
Net cash provided by (used in) financing activities ................            (47,107)            325,761
                                                                            -----------         -----------
Net increase (decrease) in cash and cash equivalents ...............           (247,430)           (528,052)
Cash and cash equivalents at beginning of period ...................          1,309,084             708,031
                                                                            -----------         -----------
Cash and cash equivalents at end of period .........................        $ 1,061,654         $   179,979
                                                                            ===========         ===========

                See accompanying notes to the unaudited financial statements.

                               DIGITAL LAVA INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.   THE COMPANY

     Digital Lava Inc., a Delaware corporation (the "Company" or "Digital Lava"), is a provider of software products and services related to the integration of text, data, voice, video, web links and other rich mixed media content ("content") used to create an interactive software presentation for corporate training, communications, research and other applications. Digital Lava's current product lines include Digital Lava View, vPublisher(TM), HotFoot for PowerPoint(TM) and HotFoot Software Development Kit. Digital Lava View is a proprietary viewer that allows the user to access the content published in the Digital Lava format. vPublisher(TM) is a proprietary authoring software tool that allows the integration of content into an interactive desktop application published in the Digital Lava format, which is accessed by using the viewer, Digital Lava View, and can be deployed on the Internet, intranet, CD-ROM or a hybrid of CD-ROM and the Internet. Digital Lava also provides services to clients by publishing their content using the Company's proprietary vPublisher(TM) software. HotFoot for PowerPoint(TM) allows users to add streaming audio to Microsoft PowerPoint presentations and deliver them electronically to single or multiple recipients via email or hosting. HotFoot Software Development Kit allows users to install HotFoot Host inside their firewall enabling them to host their own HotFoot presentations.

2.   BASIS OF PRESENTATION

     The accompanying balance sheet as of June 30, 2001 and the statements of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

     Certain three and six months ended June 30, 2000 amounts have been reclassified from the Company's quarterly reports for 2000 to conform to the current presentation.

3.   GOING CONCERN

     The Company received a report from its independent accountants for its audited financial statements for the year ended December 31, 2000, which included an explanatory paragraph stating that there is substantial doubt about the Company's ability to continue as a going concern. Since inception, the Company has incurred significant net losses including net losses of $4,411,043 and $3,278,885 for the six months ended June 30, 2001 and 2000, respectively, and has an accumulated deficit of $34,244,359 at June 30, 2001 and has incurred negative cash from operations since inception. Furthermore, the Company expects to incur losses for at least the next year as anticipated sales volumes in the near term are not sufficient to cover cost of sales and operating costs. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements have been prepared assuming that the Company will continue as a going concern.

     On July 31, 2001, the Company announced that it anticipated that it would have sufficient cash to last through the third quarter of 2001 and that it is seeking strategic alternatives, including a merger or acquisition, the sale of assets or raising substantial additional capital. If the Company is unable to achieve one of these strategic alternatives, the Company intends to further reduce its headcount in all departments (principally in development and sales) and will be required to further reduce corporate expenditures to the minimum level necessary to fulfill its customer obligations and maintain corporate operations, which would have a material adverse effect on the Company's ability to achieve its intended business objectives and to continue as a going concern. There can be no assurance that any such strategic transaction or additional capital will be available on acceptable terms, if at all. Furthermore, the Company's revised operating plan assumes the Company will achieve certain levels of revenues, gross profit, and operating costs and expenses, but there can be no assurance that the Company will achieve such results. If the Company is unable to complete such a strategic alternative, the Company will not be able to continue operations.

                                DIGITAL LAVA INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS--(CONTINUED)


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

     Because their effects are anti-dilutive, diluted net loss per share for the three and six months ended June 30, 2001 and 2000 do not include the effects of:

                                                                      THREE AND
                                                              SIX MONTHS ENDED JUNE 30,
                                                              -------------------------
                                                                 2001            2000
                                                               ---------      ---------
 Stock options outstanding..................................   1,485,487        972,384
 Warrants to purchase common stock..........................   2,699,458      2,256,691
                                                               ---------      ---------
        Total...............................................   4,184,945      3,229,075
                                                               =========      =========

5.   COMPREHENSIVE LOSS

     Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                -------------------------    ------------------------
                                                   2001           2000          2001          2000
                                                -----------    ----------    ----------    ----------
Net loss......................................  $1,920,037     $1,736,189    $4,411,043    $3,278,885
Unrealized (gain) on available for sale                 --         (3,591)       (2,843)      (10,970)
  securities..................................
                                                ----------     ----------    ----------    ----------
Comprehensive loss............................  $1,920,037     $1,732,598    $4,408,200    $3,267,915
                                                ==========     ==========    ==========    ==========

6.   RECENT ACCOUNTING PRONOUNCEMENTS

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

7.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities is comprised of the following:

                                                               JUNE 30,   DECEMBER 31,
                                                                 2001        2000
                                                               --------   -----------
     Wages and benefits payable..............................  $121,560    $  407,806

     Accrued professional fees...............................    39,000       287,191
     Other accrued liabilities...............................   351,130       492,284
                                                               --------    ----------
       Total.................................................  $511,690    $1,187,281
                                                               ========    ==========

                                DIGITAL LAVA INC.
              NOTES TO UNAUDITED FINANCIAL STATEMENTS--(CONTINUED)


8.    NON-CASH SUPPLEMENTAL DISCLOSURE

      Non-cash items occurring in the six-month period ended June 30, 2001 and 2000 included the following:

                                                               SIX MONTHS ENDED JUNE 30,
                                                               ------------------------
                                                                  2001          2000
                                                                 ------        -------
Change in unrealized loss on available for sale securities..     $2,843        $10,970
Purchase of equipment under capital lease...................     $   --        $48,591
Issuance of warrants to consultant..........................     $   --        $89,942

9.   IMPAIRMENTS

     Firestream Encoding Station Inventory

     Included in cost of product sales for the three and six months ended June 30, 2001 are charges to reflect the write down of the Firestream Encoding Station inventory to market value. The charges during the three and six-month periods ended June 30, 2001 were $70,440 and $187,440, respectively.

     Investment Write Down

     Included in other income, net for the six months ended June 30, 2001 is a realized loss on an investment the Company held with a California electric utility company in the amount of $53,625. Included in other income for the three months ended June 30, 2001 is a gain on the sale of this investment of $12,375.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain written and oral statements made or incorporated by reference from time to time by Digital Lava or its representatives in this Quarterly Report on Form 10-QSB, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Digital Lava is including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the risk factors listed in Digital Lava's registration statement (333-45628) originally filed on September 12, 2000 and other important factors detailed herein and from time to time in other reports filed by Digital Lava with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements: unpredictability of future revenues and expenses, access to capital, pricing changes, continued demand by significant customers, market acceptance of Digital Lava's products, development and shipment of products, changing economic and competitive conditions, and technological developments. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-QSB may include additional factors, which could materially and adversely impact Digital Lava's business, financial condition and results of operations. Moreover, Digital Lava operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict the impact of all such risk factors on Digital Lava's business, financial condition or results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to revise or update any forward-looking statements after the date hereof.

OVERVIEW

     We have invested significant resources in sales, marketing and product development activities during the quarter ended June 30, 2001. Due to our cash position, we are currently seeking strategic alternatives which include a merger or acquisition, the sale of assets, or raising substantial additional capital. If we are unable to complete one of these strategic alternatives, we will not be able to continue operations. Accordingly, we have reduced and will continue to reduce headcount and corporate expenditures so that we minimize the costs to satisfy our customer obligations and to maintain corporate operations. In light of our limited operating history, rapid changes in technology and changes in marketing capabilities of our products, we believe that period-to-period comparisons of our revenues and operating results, including our gross profit and operating expenses as a percentage of total net revenues, are not necessarily meaningful and should not be relied upon as indications of future performance.

     We have incurred significant net losses and negative cash flows from operations since inception, and as of June 30, 2001, had an accumulated deficit of $34,244,359. Although we continue to reduce our headcount and corporate expenditures, our revenues may not exceed our operating costs. As a result, we believe we will continue to incur operating losses and negative cash flows from operations for the foreseeable future. There can be no assurance that we will be able to achieve or sustain revenue growth, profitability, or positive cash flow on either a quarterly or annual basis.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AND SIX MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000

  Revenues

     Revenues decreased to $861,335 for the quarter ended June 30, 2000 from $1,608,421 for the quarter ended June 30, 2000. The decrease of $747,086, or 46.4% was primarily due to a decrease in revenue related to sales of vPublisher and Video Visor Professional software as well as a decline in services revenue for the quarter. Software license revenues accounted for approximately 27.7% and 36.5% of revenues for the quarter ended June 30, 2001 and 2000, respectively. Services revenues accounted for approximately 70.2% and 63.5% of revenues for the quarters ended June 30, 2001 and June 30, 2000, respectively. Product sales revenues accounted for approximately 2.1% and 0.0% of revenues for the three months ended June 30, 2001 and June 30, 2000, respectively. One customer accounted for 11.6% of revenues for the quarter ended June 30, 2001 while one customer accounted for 31.6% of revenues for the three months ended June 30, 2000.

     For the six months ended June 30, 2001, revenues decreased to $1,681,323 from $2,643,865 for the six months ended June 30, 2000. The decrease of $962,542 or 36.4% was again a result of decreases in revenue related to the sales of vPublisher and Video Visor Professional software as well as a decline in services revenue for the six months ended June 30, 2001. Software license revenues accounted for approximately 15.9% and 37.7% of revenues for the six months ended June 30, 2001 and 2000, respectively. Services revenues accounted for approximately 82.0% and 62.3% of revenues for the six months ended June 30, 2001 and 2000, respectively. Product sales revenues accounted for approximately 2.1% and 0.0% of revenues for the six months ended June 30, 2001 and June 30, 2000, respectively. One customer accounted for 13.1% of revenues for the six months ended June 30, 2001 while another customer accounted for 30.1% of revenues for the six months ended June 30, 2000.

  Cost of Revenues

     Cost of revenues consist primarily of the cost of labor, materials, overhead, freight and applicable labor incurred for the delivery of the product or service. Costs of revenues decreased to $457,203 or 53.1% of revenues, for the quarter ended June 30, 2001 from $527,603, or 32.8% of revenues, for the quarter ended June 30, 2000. The decrease was due to decreased labor, benefits cost and overhead costs associated with the decrease in services revenue during the quarter and a write down of $70,440 of Firestream Encoding Station inventory to current market value.

     Costs of revenues decreased to $991,990, or 59.0% of revenues, for the six months ended June 30, 2001 from $1,004,613, or 38.0% of revenues, for the six months ended June 30, 2000. The decrease was due to decreased labor, benefits and increased overhead costs associated with the increase in services revenue during the six month period. Included in costs of revenues for the six months ending June 30, 2001 was a write down of $187,440 of Firestream Encoding Station inventory to current market value.

  Operating Costs and Expenses

     Selling, General And Administrative Expenses. Selling, general and administrative expenses consist primarily of general and administrative salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, professional services and depreciation and amortization. Selling, general and administrative expenses decreased to $2,083,461 for the quarter ended June 30, 2001 from $2,485,877 for the quarter ended June 30, 2000. The decrease was primarily due to the continued reductions in headcount and other corporate expenditures. We expect selling, general and administrative expenses will decrease in absolute dollars, as we continue to reduce our headcount and minimize corporate expenditures.

     Selling, general and administrative expenses increased to $4,433,734 for the six months ended June 30, 2001 from $4,317,220 for the same period in 2000. The increase was primarily due to increased costs related to professional fees, however, these increased costs were partially offset by a reduction in headcount and other corporate expenditures.

     Research And Development Expenses. Research and development expenses consist of expenditures related to technology and software development expenses. Research and development expenses decreased to $267,916 for the quarter ended June 30, 2001 from $344,855 for the quarter ended June 30, 2000. The decrease was primarily due to the continued headcount reductions in product development. We expect that our research and development expenses will continue to decrease in absolute dollars, as we continue to reduce headcount in our development area.

     Research and development expenses increased to $674,164 for the six months ended June 30, 2001 from $647,983 for the same period in 2000. The increase was primarily due to increased spending on additional personnel during the three months ended March 31, 2001.

     Other Income, Net. Other income includes income earned from the short-term investments of cash balances. Other income increased to $27,208 for the quarter ended June 30, 2001 from $13,725 for the quarter ended June 30, 2000. The increase in income was primarily due to a $12,375 gain in an investment which had been previously written down for an other than temporary decline in value.

     Other income, net was $7,522 for the six months ended June 30, 2001 compared to other income of $47,066 for the same period in 2000. The decrease in other income was primarily due to a realized loss in a short term investment of $53,625 for the six months ending June 30, 2001.

     Net Loss. For the quarter ended June 30, 2001, our net loss totaled $1,920,037 as compared to $1,736,189 for the quarter ended June 30, 2000.

     The net loss for the six months ended June 30, 2001 totaled $4,411,043 as compared to $3,278,885 for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

     On February 22, 1999, we completed an initial public offering of 1,200,000 units, each unit consisting of two shares of common stock and one redeemable warrant, and received aggregate proceeds of $18,120,000 and net proceeds of $14,596,469. On March 30, 1999, we received aggregate proceeds of $1,711,011 and net proceeds of $1,513,567 from the underwriter's exercise of its over-allotment option of 113,312 units. During the period from completion of the IPO through June 30, 2001, we have used approximately (1) $4,489,000 of the proceeds to repay bridge notes, (2) $1,436,000 for product development expenses, (3) $3,723,000 for sales and marketing expenses, (4) $1,906,000 for facilities and other capital expenditures, and (5) $4,556,000 for working capital and general corporate purposes.

     On July 31, 2000 we completed an offering of 2,500,000 shares of common stock for aggregate gross proceeds of $10,000,000 and net proceeds of $9,011,646.

     Net cash used in operating activities was $4,321,089 for the six months ended June 30, 2001 as compared with $3,016,671 for the six months ended June 30, 2000. The increase was due primarily to an increased in net loss and from cash used to pay accounts payable and accrued liabilities, partially offset by the decrease in accounts receivable.

     Cash flows provided by investing activities was $4,120,766 for the six months ended June 30, 2001 as compared to cash provided by investing activities of $2,162,858 for the six months ended June 30, 2000. The increase was primarily from the sale of short-term investments.

     Net cash used in financing activities was $47,107 for the six months ended June 30, 2001 as compared to net cash provided by financing activities of $325,761 for the six months ended June 30, 2000. The decrease was primarily due to proceeds from issuance of common stock during the six months ended June 30, 2000 which did not occur during the six months ended June 30, 2001.

     We have incurred significant net losses since inception including net losses of $4,411,043 and $3,278,885 for the six months ended June 30, 2001 and 2000, respectively, and have an accumulated deficit of $34,244,359 at June 30, 2001 and have incurred negative cash from operations since inception. Furthermore, we expect to incur losses for at least the next year as anticipated sales volumes in the near term are not sufficient to cover cost of sales and operating costs. These conditions raise substantial doubt about our ability to continue as a going concern.

     On July 31, 2001, we announced that we anticipated that we would have sufficient cash to last through the third quarter of 2001 and that we were seeking strategic alternatives, including a merger or acquisition, the sale of assets or raising substantial additional capital. There can be no assurance that any such strategic transaction or additional capital will be available on acceptable terms, if at all. If we are unable to complete such a strategic alternative, we will not be able to continue operations.

     Since our staff reduction in March 2001, through additional reductions and attrition the following headcount was reduced in each department: 3 in marketing, 21 in customer service, 10 in sales, 8 in development and 4 in finance and administration. These reductions and attrition will reduce our annual salary expenses by approximately $2,300,000. However, our revised operating plan assumes we will achieve certain levels of revenues, gross profit and operating costs and expenses, but there can be no assurance that we will be able to achieve such results. Our current staff of 28 employees includes 7 in development, 9 in customer service, 3 in sales and 9 in finance and administration. If we are unable to achieve one of the strategic alternatives described above, we intend further to reduce our headcount in all departments (principally development and sales) and to reduce corporate expenditures to the minimum level necessary to fulfill our customer obligations and maintain corporate operations, which would have a material adverse effect on our ability to achieve our intended business objectives and to continue as a going concern.

                           PART II. OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

           None.

ITEM 2   CHANGES IN SECURITIES.

           None.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

           On June 19, 2001, at the Company's annual meeting of stockholders, the sole item submitted to the vote of stockholders was the election of directors. At that meeting,

           Messrs. Roger Berman, John Carrington, Michael Wheeler, and Mark Mangiola were each elected as directors with 5,354,817 votes for and 31,479 against. Mr. Bob Greene was elected as a director with 5,239,817 votes for and 146,479 votes against.

ITEM 5   OTHER INFORMATION.

           On August 2, 2001, John Carrington resigned from the board of directors, and on August 6, 2001 Mark Mangiola resigned from the board of directors.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K.

           On July 31, 2001, we filed a Form 8-K announcing our second quarter results, staff reductions, and that we were seeking strategic alternatives.

                                 SIGNATURE PAGE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DIGITAL LAVA INC.
Dated: August 7, 2001


                                    By:  /s/ BENNET LIENTZ, JR.
                                         ---------------------------------------
                                         Bennet Lientz, Jr.

                                         Chief Financial Officer
                                         (Principal Accounting and Financial
                                         Officer)