Form 10QSB
period 2001-09-30
DIGITAL LAVA INC
filed 2001-11-19
CIK 1068169

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


                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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



                                 --------------



      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of November 16, 2001, the Issuer had 7,199,319 shares of its $.0001 par value Common Stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No |X|


================================================================================

                                DIGITAL LAVA INC.
                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Balance Sheet of Discontinued Operations at September 30, 2001
              and December 31, 2000.............................................  3

            Statement of Discontinued Operations, Three Months ended
               September 30, 2001 and 2000......................................  4

            Statement of Discontinued Operations, Nine Months ended
               September 30, 2001 and 2000......................................  5

            Statement of Cash Flows of Discontinued Operations for the Nine
               Months ended September 30, 2001 and 2000.........................  6

            Notes to Unaudited Financial Statements.............................  7

   Item 2.  Management's Discussion and Analysis of

               Financial Condition and Results of Discontinued Operations....... 10

PART II     OTHER INFORMATION

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

   Item 3.  Defaults upon Senior Securities..................................... 13

   Item 4.  Submission of Matters to Vote of Security Holders................... 13

   Item 5.  Other Information................................................... 13

   Item 6.  Exhibits and Reports on Form 8-K.................................... 13

SIGNATURE

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                DIGITAL LAVA INC.
                    BALANCE SHEET OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)

                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                         2001           2000
                                                                     -------------   ------------
                              ASSETS

Current Assets:
  Cash and cash equivalents ......................................   $    276,892   $  1,309,084
  Short term investments .........................................             --      4,215,469
  Accounts receivable, less allowance for doubtful accounts of
    $6,280 and $114,035, respectively ............................        218,032      1,257,673
  Inventory -- finished goods ....................................             --        240,000
  Other current assets ...........................................         68,593        251,789
  Restricted cash ................................................        300,000             --
  Other assets held for sale .....................................        890,654             --
                                                                     ------------   ------------
    Total current assets .........................................      1,754,171      7,274,015
Fixed assets, net ................................................             --      1,290,284
Restricted cash ..................................................             --        496,455
Other assets .....................................................             --         37,994
                                                                     ------------   ------------
                                                                     $  1,754,171   $  9,098,748
                                                                     ============   ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................   $     47,476   $    874,272
  Current portion of capital lease ...............................        106,427         97,437
  Accrued expenses and other current liabilities .................        500,684      1,187,281
  Deferred rent ..................................................        278,680        303,668
  Deferred revenue ...............................................        601,047        560,912
  Other current liabilities ......................................         29,495             --
                                                                     ------------   ------------
    Total current liabilities ....................................      1,563,809      3,023,570
                                                                     ------------   ------------

Long term portion of capital lease ...............................             --        108,285

Commitments and contingencies ....................................             --             --

Stockholders' equity:
  Preferred stock--$0.0001 par value; 5,000,000 shares authorized;
    none outstanding at September 30, 2001 and December 31, 2000..             --             --
  Common stock, $0.0001 par value; 35,000,000 shares authorized;
    and 7,199,319 shares issued and outstanding at September 30,
    2001 and December 31, 2000, respectively .....................            719            719
  Additional paid-in capital .....................................     35,802,332     35,802,332
  Accumulated deficit ............................................    (35,612,689)   (29,833,315)
  Accumulated other comprehensive loss ...........................             --         (2,843)
                                                                     ------------   ------------
    Total stockholders' equity ...................................        190,362      5,966,893
                                                                     ------------   ------------
                                                                     $  1,754,171   $  9,098,748
                                                                     ============   ============


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                      STATEMENT OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      --------------------------
                                                                          2001           2000
                                                                      -----------    -----------
Revenues:
  Services ........................................................   $   370,679    $   560,742
  Software Licenses ...............................................        92,766        419,732
  Product Sales ...................................................            --        119,700
                                                                      -----------    -----------
      Total revenues ..............................................       463,445      1,100,174
                                                                      -----------    -----------
Cost of revenues:
  Cost of services ................................................       236,313        461,013
  Cost of software licenses .......................................           224          3,994
  Cost of product sales ...........................................         4,815         73,150
                                                                      -----------    -----------
      Total cost of revenues ......................................       241,352        538,157
                                                                      -----------    -----------
      Gross profit ................................................       222,093        562,017
                                                                      -----------    -----------
Operating expenses:
  Selling, general and administrative .............................     1,219,286      2,529,520
  Research and development ........................................       195,631        359,837
  Impairment charges ..............................................       165,600             --
                                                                      -----------    -----------
      Total operating expenses ....................................     1,580,517      2,889,357
                                                                      -----------    -----------
      Loss from discontinued operations ...........................    (1,358,424)    (2,327,340)
Other income (expense), net .......................................        (9,906)        90,141
                                                                      -----------    -----------
Net loss from discontinued operations .............................   $(1,368,330)   $(2,237,199)
                                                                      ===========    ===========
Basic and diluted net loss per share from discontinued operations .   $      (.19)   $      (.35)
                                                                      ===========    ===========
Weighted average common shares used in basic and
  diluted loss per share from discontinued operations .............     7,199,319      6,377,104
                                                                      ===========    ===========


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                      STATEMENT OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                      --------------------------
                                                                          2001           2000
                                                                      -----------    -----------
Revenues:
  Services ........................................................   $ 1,748,554    $ 2,207,375
  Software Licenses ...............................................       359,814      1,416,964
  Product Sales ...................................................        36,400        119,700
                                                                      -----------    -----------
      Total revenues ..............................................     2,144,768      3,744,039
                                                                      -----------    -----------
Cost of revenues:
  Cost of services ................................................     1,022,141      1,460,009
  Cost of software licenses .......................................         9,946          9,611
  Cost of product sales ...........................................       201,255         73,150
                                                                      -----------    -----------
      Total cost of revenues ......................................     1,233,342      1,542,770
                                                                      -----------    -----------
      Gross profit ................................................       911,426      2,201,269
                                                                      -----------    -----------
Operating expenses:
  Selling, general and administrative .............................     5,653,021      6,846,740
  Research and development ........................................       869,795      1,007,820
  Impairment charges ..............................................       165,600             --
                                                                      -----------    -----------
      Total operating expenses ....................................     6,688,416      7,854,560
                                                                      -----------    -----------
Loss from discontinued operations .................................    (5,776,990)    (5,653,291)
Other income (expense), net .......................................        (2,384)       137,207
                                                                      -----------    -----------
Net loss from discontinued operations .............................   $(5,779,374)   $(5,516,084)
                                                                      ===========    ===========
Basic and diluted net loss per share from discontinued operations .   $      (.80)   $     (1.05)
                                                                      ===========    ===========
Weighted average common shares used in basic and
  diluted loss per share from discontinued operations .............     7,199,319      5,237,461
                                                                      ===========    ===========

          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
               STATEMENT OF CASH FLOWS OF DISCONTINUED OPERATIONS
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                --------------------------
                                                                                   2001           2000
                                                                                -----------   ------------
Cash flows used in operating activities:
    Net loss from discontinued operations ...................................    (5,779,374)  $ (5,516,084)
    Adjustments to reconcile net loss from discontinued operations to net cash used in discontinued operating activities:
         Deferred revenues ..................................................        40,135        193,456
         Depreciation and amortization ......................................       418,479        344,406
         Loss realized on a write down of a short term investment ...........        53,625             --
         Write down of other assets .........................................        37,994             --
         Write down of fixed assets .........................................       127,606             --
         Firestream inventory write down ....................................       192,255             --
         Provision for doubtful accounts ....................................            --        100,000
         Compensation from grant of non-employee
           warrants .........................................................            --         76,891
      Changes in operating assets and liabilities affecting discontinued
       operating cash flows:
           Accounts receivable ..............................................     1,039,641       (627,210)
           Other assets .....................................................       183,196         53,710
           Inventory ........................................................        47,745       (292,600)
           Accounts payable .................................................      (826,796)      (447,133)
           Accrued expenses and other current liabilities ...................      (686,597)       511,639
           Deferred rent ....................................................       (24,988)        20,044
                                                                                -----------   ------------
Net cash used in discontinued operating activities ..........................    (5,177,079)    (4,688,615)
                                                                                -----------   ------------
Cash flows provided by/(used in) investing activities:

    Purchases of short term investments .....................................                  (10,742,029)
    Sales of short term investments .........................................     4,164,687      8,075,691
    Restricted cash .........................................................        50,000        (10,000)
    Acquisition of fixed assets .............................................                     (365,789)
                                                                                -----------   ------------
Net cash provided by/(used in) investing activities .........................     4,214,687     (3,042,127)
                                                                                -----------   ------------
Cash flows provided by/(used in) financing activities:
    Payments on capital lease obligations ...................................       (69,800)       (62,749)
    Proceeds from exercise of stock options .................................                      211,240
    Proceeds from exercise of warrants ......................................                      251,768
    Proceeds from issuance of common stock ..................................                   10,000,000
    Cost of common stock issuance ...........................................                   (1,003,553)
                                                                                -----------
Net cash provided by/(used in) financing activities .........................       (69,800)     9,396,706
                                                                                -----------   ------------
Net increase/(decrease) in cash and cash equivalents ........................    (1,032,192)     1,665,964
                                                                                -----------
Cash and cash equivalents at beginning of period ............................     1,309,084        708,031
                                                                                -----------   ------------
Cash and cash equivalents at end of period ..................................       276,892   $  2,373,995
                                                                                ===========   ============


          See accompanying notes to the unaudited financial statements.

                                DIGITAL LAVA INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.    THE COMPANY

      Prior to the sale of substantially all of its assets as described below, Digital Lava Inc., a Delaware corporation (the "Company" or "Digital Lava"), provided software products and services related to the integration of text, data, voice, video, web links and other rich mixed media content used to create an interactive software presentation for corporate training, communications, research and other applications. Digital Lava is now in the process of winding down its business.

      As described below, at a Special Meeting of Stockholders held on October 30,2001, Digital Lava's stockholders approved (1) a Plan of Liquidation and Dissolution (the "Plan") and (2) in furtherance of such Plan, the sale of substantially all of the Company's assets to Interactive Video Technologies, Inc., pursuant to the terms of a definitive Asset Purchase Agreement dated as of September 19, 2001. Accordingly, the financial statements for the Company as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are presented as discontinued operations.

2.    PLAN OF DISSOLUTION AND ASSET SALE

      On September 17, 2001, the Company's Board of Directors unanimously adopted the Plan of Liquidation and Dissolution. In accordance with the Plan, the Company's Board of Directors authorized the execution of an Asset Purchase Agreement with Interactive Video Technologies, Inc. dated September 19, 2001. Pursuant to the terms of the Asset Purchase Agreement, as of October 31, 2001, Digital Lava completed the sale of substantially all of its assets to Interactive Video Technologies, Inc. for an aggregate gross cash purchase price of approximately $700,000, plus Interactive Video Technologies, Inc.'s assumption of certain of the Company's obligations that, as of October 31, 2001, totaled approximately $1,171,918.

      Accordingly, all of the activities of Digital Lava have been presented as discontinued operations and assets have been adjusted, as appropriate, to their estimated net realizable values and all assets and liabilities have been classified as current.

Activities While In Liquidation

      The Company does not intend to engage in any business activities except those related to winding down the Company's business and operations, liquidating the Company's remaining assets, discharging the Company's liabilities, and distributing any remaining assets to stockholders, all in accordance with the Plan. The Company expects to continue to incur certain administrative and other costs associated with winding down its affairs.

3.    BASIS OF PRESENTATION

      The accompanying balance sheet of discontinued operations as of September 30, 2001, the statements of discontinued operations for the three and nine month periods ended September 30, 2001 and 2000, and the statement of cash flows of discontinued operations for the nine month period ended September 30, 2001 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. The results of discontinued operations for the three and nine month periods ended September 30, 2001 are not indicative of the operating results for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with quarterly reporting guidelines. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000.

                               DIGITAL LAVA INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)

      Certain amounts have been reclassified from the Company's quarterly reports for 2000 to conform to the current presentation.

4.    NET LOSS PER SHARE FROM DISCONTINUED OPERATIONS

      Basic loss per share from discontinued operations is computed by dividing net loss from discontinued operations available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share from discontinued operations gives effect to all dilutive potential common shares outstanding during a period. In computing diluted loss per share, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents.

      Because their effects are anti-dilutive, diluted net loss per share from discontinued operations for the three and nine month periods ended September 30, 2001 and 2000 do not include the effects of:

                                      -----------------------
                                       THREE AND NINE MONTHS
                                         ENDED SEPTEMBER 30
                                      -----------------------
                                         2001          2000
                                      ---------     ---------
Stock options outstanding .......     1,083,063     1,300,628
Warrants to purchase common stock     2,699,458     2,699,458
                                      ---------     ---------
       Total ....................     3,782,521     4,000,086
                                      =========     =========


5.    COMPREHENSIVE LOSS FROM DISCONTINUED OPERATIONS

      Statement of Financial Accounting Standards No. 130 requires disclosure of the total non-stockholder changes in equity resulting from revenue, expense, and gains and losses, including those that do not affect retained earnings. The Company's accumulated other comprehensive loss included the following:

                                                 THREE MONTHS ENDED      NINE MONTHS ENDED
                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                ---------------------- ----------------------
                                                   2001       2000       2001        2000
                                                ----------- ---------- ----------  ----------
Net loss from discontinued operations.........  $1,368,330  $2,237,199 $5,799,374  $5,516,084
Unrealized gain on available for sale
  securities..................................          --     (6,956)    (2,843)    (17,926)
                                                ----------- ---------- ----------  ----------
Comprehensive loss from discontinued
  operations..................................  $1,368,330  $2,230,243 $5,802,217  $5,498,158
                                                =========== ========== ==========  ==========


6.    BALANCE SHEET COMPONENTS

      Accrued expenses and other current liabilities is comprised of the following:

                                               SEPTEMBER 30,    DECEMBER 31,
                                                  2001             2000
                                               -------------    ------------
Wages and benefits payable .............       $  139,920       $  407,806
Accrued professional fees ..............           70,668          287,191
Other accrued liabilities ..............          290,096          492,284
                                               ----------       ----------
  Total ................................       $  500,684       $1,187,281
                                               ==========       ==========

     Other assets held for sale is comprised of the following:

                                             SEPTEMBER 30,   DECEMBER 31,
                                                 2001             2000
                                             -------------   ------------
Equipment ..............................       $565,742       $        --
Furniture and Fixtures .................        178,457                --
Restricted cash ........................        146,455                --
                                               --------       -----------
  Total ................................       $890,654       $        --
                                               ========       ===========

                               DIGITAL LAVA INC.
             NOTES TO UNAUDITED FINANCIAL STATEMENTS -- (CONTINUED)

7.    NON-CASH SUPPLEMENTAL DISCLOSURE

      Non-cash items occurring in the nine-month period ended September 30, 2001 and 2000 included the following:

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                   --------------------
                                                                    2001         2000
                                                                   ------       -------
Change in unrealized loss on available for sale securities .       $2,843       $17,926
Purchase of equipment under capital lease ..................       $   --       $48,591
Issuance of warrants to consultant .........................       $   --       $89,942


8.    IMPAIRMENTS AND CHARGES

      Firestream Encoding Station Inventory

      Included in cost of product sales for the three and nine months ended September 30, 2001 are charges to reflect the write down of the Firestream Encoding Station inventory to market value. The charges during the three and nine-month periods ended September 30, 2001 were $4,815 and $192,255, respectively.

      Investment Write Down

      Included in other expense, net for the nine months ended September 30, 2001 is a realized loss on an investment the Company held with a California electric utility company in the amount of $53,625.

      Write Down of Assets

      The Company recorded impairment charges for the quarter ended September 30, 2001 of $127,606 related to the write-down of leasehold improvements and $37,994 related to the write-down of deposits on capital leases. These impairment charges were measured as the amount by which the carrying amount of the assets exceeded the estimated fair value of the assets, as determined using the present value of expected future cash flows.

9.    RECENT ACCOUNTING PRONOUNCEMENTS

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

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which establishes new standards for accounting and reporting requirements for business combinations and will require that the "purchase" method of accounting be used for all business combinations initiated after June 30, 2001. Use of the "pooling-of-interest" method will be prohibited. This new standard is effective for business combinations completed after June 30, 2001.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses how intangible assets should be accounted for in the financial statements. This new standard eliminates amortization for goodwill and intangible assets that have indefinite useful lives and requires such assets to be tested annually for impairment, or more frequently if events or changes in circumstances indicate that the related assets might be impaired. Intangible assets that have finite useful lives will continue to be amortized over their useful lives and are subject to impairment testing in accordance with current accounting standards.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, this statement retains the fundamental provisions of SFAS 121 for a) recognition and measurement of the impairment of long-lived assets to be held and used and b) measurement of long-lived assets to be disposed of by sale.

     The Company is required to adopt SFAS No. 142 and SFAS No. 144 in the first quarter of 2002, however, goodwill and intangible assets acquired after June 30, 2001 will be subject to the amortization provisions of SFAS No. 142. The Company is evaluating the impact the adoption of these statements will have on its financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF DISCONTINUED OPERATIONS

      Certain written and oral statements made or incorporated by reference from time to time by Digital Lava or its representatives in this Quarterly Report on Form 10-QSB, other filings or reports filed with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Digital Lava is including this cautionary statement to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any such forward-looking statements. Forward-looking statements include any statement that may predict, forecast, indicate, or imply future results, performance, or achievements. Forward-looking statements can be identified by the use of terminology such as "believe," "anticipate," "expect," "estimate," "may," "will," "should," "project," "continue," "plans," "aims," "intends," "likely," or other words or phrases of similar terminology. Management cautions you that forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. In addition to the risk factors listed in Digital Lava's registration statement (333-45628) originally filed on September 12, 2000 and other important factors detailed herein and from time to time in other reports filed by Digital Lava with the Securities and Exchange Commission, the following important factors could cause actual results to differ materially from those suggested by any forward-looking statements: delay and or additional costs associated with the compliance or failure to comply with rules and regulations associated with our plans to liquidate a portion of the cash of the company through a distribution to stockholders; amendment, delay in implementation or termination of any plan to wind down Digital Lava; the liability of Digital Lava's stockholders for Digital Lava's liabilities in the event contingent reserves are insufficient to satisfy such liabilities. These risks are not exhaustive. Other sections of this Quarterly Report on Form 10-QSB may include additional factors, which could materially and adversely impact Digital Lava's financial condition and results of operations. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We undertake no obligation to revise or update any forward-looking statements after the date hereof.

OVERVIEW

      Prior to the sale of substantially all of its assets as described below, Digital Lava provided software products and services related to the integration of text, data, voice, video, web links and other rich mixed media content used to create an interactive software presentation for corporate training, communications, research and other applications. Digital Lava is now in the process of winding up its business. We have incurred significant net losses and negative cash flows from operations since inception, and as of September 30, 2001, had an accumulated deficit of $35,612,689.

      As described below, at a Special Meeting of Stockholders held on October 30, 2001, Digital Lava's stockholders approved (1) a Plan of Liquidation and Dissolution (the "Plan") and (2) in furtherance of such Plan the sale of substantially all of Digital Lava's assets to Interactive Video Technologies, Inc., pursuant to the terms of a definitive Asset Purchase Agreement dated as of September 19, 2001. Accordingly, the financial statements for Digital Lava as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are presented as discontinued operations.

Plan of Dissolution and Asset Sale

      On September 17, 2001, our Board of Directors unanimously adopted the Plan of Liquidation and Dissolution. In furtherance of the Plan, our Board of Directors authorized the execution of an Asset Purchase Agreement with Interactive Video Technologies, Inc. dated September 19, 2001. Pursuant to the terms of the Asset Purchase Agreement, as of October 31, 2001, Digital Lava completed the sale of substantially all of its assets to Interactive Video Technologies, Inc. for an aggregate gross cash purchase price of approximately $700,000, plus Interactive Video Technologies, Inc.'s assumption of certain of Digital Lava's obligations that, as of October 31, 2001, the closing date, totaled approximately $1,171,918. Through November 16, 2001, $315,377 of the aggregate gross cash proceeds of approximately $700,000 from the sale have been used to pay for liabilities which were excluded from the sale and retained by Digital Lava pursuant to the Asset Purchase Agreement including amounts necessary to wind down the operations of Digital Lava.

Activities While In Liquidation

      We do not intend to engage in any business activities except those related to winding down our business and operations, liquidating our remaining properties and assets, discharging our liabilities, and distributing any remaining assets to stockholders, all in accordance with the Plan. The Plan was included as an exhibit to the Company's definitive proxy statement filed with the Securities and Exchange Commission on October 9, 2001.

Results of Discontinued Operations

      As described above, Digital Lava is proceeding to wind down its affairs and is no longer operating or generating revenues in the normal course of business. Accordingly, the following discussion of results of discontinued operations is not indicative of Digital Lava's future operations.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

   Revenues

      Revenues decreased to $463,445 for the three months ended September 30, 2001 from $1,100,174 for the three months ended September 30, 2000. The decrease of $636,729 or 57.9% was the result of the downturn in the economy, significantly reduced sales force, decreases in revenue related to sales of vPublisher and Video Visor Professional software and decline in services revenue for the three months. Software license revenues accounted for approximately 20.0% and 38.2% of revenues for the three months ended September 30, 2001 and 2000, respectively. Services revenues accounted for approximately 80.0% and 51.0% of revenues for the three months ended September 30, 2001 and September 30, 2000, respectively. Product sales revenues accounted for 0.0% and approximately 10.8% of revenues for the three months ended September 30, 2001 and September 30, 2000, respectively. One customer accounted for 30.2% of revenues for the three months ended September 30, 2001 while another customer accounted for 34.4% of revenues for the three months ended September 30, 2000.

      For the nine months ended September 30, 2001, revenues decreased to $2,144,768 from $3,744,039 for the nine months ended September 30, 2000. The decrease of $1,599,271 or 42.7% was again a result of the downturn in the economy, significantly reduced sales force and decreases in revenue related to sales of vPublisher and Video Visor Professional software as well as a decline in services revenue for the nine months ended September 30, 2001. Software license revenues accounted for approximately 16.8% and 37.8% of revenues for the nine months ended September 30, 2001 and 2000, respectively. Services revenues accounted for approximately 81.5% and 59.0% of revenues for the nine months ended September 30, 2001 and 2000, respectively. Product sales revenues accounted for approximately 1.7% and 3.2% of revenues for the nine months ended September 30, 2001 and September 30, 2000, respectively. One customer accounted for 16.8% of revenues for the nine months ended September 30, 2001 while another customer accounted for 23.1% of revenues for the nine months ended September 30, 2000.

   Cost of Revenues

      Cost of revenues consists primarily of the cost of labor, materials, overhead, freight and applicable labor incurred for the delivery of the product or service. Cost of revenues decreased to $241,352 or 52.1% of revenues, for the three months ended September 30, 2001 from $538,157, or 48.9% of revenues, for the three months ended September 30, 2000. The decrease in absolute dollars was due to decreased labor, benefits cost and overhead costs associated with the reduction in workforce and decrease in services revenue during the quarter.

      Cost of revenues decreased to $1,233,342 or 57.5% of revenues, for the nine months ended September 30, 2001 from $1,542,770, or 41.2% of revenues, for the nine months ended September 30, 2000. The decrease in absolute dollars was due to decreased labor, benefits and overhead costs associated with the reduction in workforce and decrease in services revenue during the nine month period. Included in cost of revenues for the nine months ending September 30, 2001 was a write down of $192,255 of Firestream Encoding Station inventory to its estimated market value.

   Operating Expenses

      Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of general and administrative salaries, taxes and benefits and related costs for general corporate functions, including executive management, finance, accounting, facilities, legal, professional services and depreciation and amortization. Selling, general and administrative expenses decreased to $1,219,286 for the quarter ended September 30, 2001 from $2,529,520 for the quarter ended September 30, 2000. The decrease was primarily due to reduced labor cost from personnel reductions, as well as other cost reduction measures.

      Selling, general and administrative expenses decreased to $5,653,021 for the nine months ended September 30, 2001 from $6,846,740 for the same period in 2000. Again, the decrease was primarily due to reduced labor cost from personnel reductions, as well as other cost reduction measures.

      Research And Development Expenses. Research and development expenses consist of expenditures related to technology and software development. Research and development expenses decreased to $195,631 for the quarter ended September 30, 2001 from $359,837 for the quarter ended September 30, 2000. The decrease was due to reduced labor cost from personnel reductions.

      Research and development expenses decreased to $869,795 for the nine months ended September 30, 2001 from $1,007,820 for the same period in 2000. Again, the decrease was due to reduced labor cost from personnel reductions.

      Impairment Charges. Impairment charges for the three and nine months ended September 30, 2001 relate to the write down of $127,606 of leasehold improvements and $37,994 related to the write-down of deposits on capital leases.

      Other Income/(Expense),Net. Other income includes income earned from the short-term investments of cash balances. Other income/(expense), net decreased to an other expense, net of $9,906 for the quarter ended September 30, 2001 from other income, net of $90,141 for the quarter ended September 30, 2000, primarily due to a decrease of income earned from investments during the quarter ended September 30, 2001.

      Other income/(expenses) for the nine months ended September 30, 2001 was an other expense, net of $2,384 compared to other income, net of $137,207 for the same period in 2000. The decrease in other income/(expense), net is primarily due to a realized loss in a short term investment of $53,625 for the nine months ended September 30, 2001, as well as less income earned from investing activities for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2001 and November 16, 2001, Digital Lava had cash of $276,892 and $384,623, respectively. Digital Lava anticipates that the cash and cash equivalents will be adequate to settle its obligations absent any unforeseen items as described below.

      As of October 31, 2001, Digital Lava completed the sale of substantially all of its assets, including Digital Lava's cash and cash equivalents to Interactive Video Technologies, Inc. for an aggregate gross cash purchase price of approximately $700,000, plus Interactive Video Technologies, Inc.'s assumption of certain of Digital Lava's obligations that, as of October 31, 2001, the closing date, totaled approximately $1,171,918. Through November 16, 2001, $315,377 of the aggregate gross cash proceeds of approximately $700,000 from the sale have been used to pay liabilities which were excluded from the sale and retained by Digital Lava pursuant to the asset purchase agreement, including amounts necessary to wind down the operations of Digital Lava.

      Digital Lava is in the process of winding down its affairs. Digital Lava's principal anticipated liquidity requirement relates to settlements with its lessor for early termination of its facilities lease. In addition, unknown or contingent liabilities could require substantial cash resources. Management cannot reasonably estimate the amount of future obligations at this time, including with respect to any litigation that may be filed against Digital Lava. Furthermore, estimates of claims, liabilities and continuing expenses associated with the winding down of Digital Lava (including operating costs, salaries, income taxes, payroll and local taxes, legal and accounting fees and miscellaneous expenses) may not be accurate. Digital Lava is seeking to address each of the foregoing liquidity requirements with its remaining cash and other resources.

      Digital Lava believes that it will have sufficient cash to pay all of its known current and determinable liabilities. However, the amount of unknown or contingent liabilities cannot be quantified and could decrease or eliminate any remaining assets. At this time, Digital Lava cannot determine whether there will be any assets remaining to distribute to its stockholders after paying for, or providing for the payment of, all of its debts and liabilities.

                           PART II. OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS

               None

ITEM 2     CHANGES IN SECURITIES

               None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

               None

ITEM 5     OTHER INFORMATION

               None

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

               (a)Exhibits.

                      None

               (b) Reports on Form 8-K

      On July 31, 2001 we filed a Form 8-K announcing financial results for the second quarter ended June 30, 2001 and certain other recent developments.

      On September 20, 2001 we filed a Form 8-K announcing Digital Lava's adoption of a Plan of Liquidation and Dissolution and the signing of an agreement to sell substantially all of its assets to Interactive Video Technologies, Inc.

                                 SIGNATURE PAGE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: NOVEMBER 19, 2001            DIGITAL LAVA INC.


                                    By: /s/ BENNET LIENTZ, JR.
                                        ----------------------------------------
                                        Bennet Lientz, Jr.
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer)